Form 10QSB
period 1996-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1996-08-07
CIK 876490

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT


     0-20033                                 84-1084784
(Commission File Number)         (IRS Employer Identification Number)


                 AMERIRESOURCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

                             DELAWARE
  (State or other jurisdiction of incorporation or organization)

   7400 E. Caley Avenue, Suite 210, Englewood, Colorado  80111
     (Address of Principal Executive Offices)          (Zip Code)

                          (303) 771-2411
                   (Issuer's telephone number)

                   KLH ENGINEERING GROUP, INC.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

143,696,297 shares, par value $0.0001 per share, were outstanding as of July 15, 1996.



NOTE:     All references to the "Company" contained in this report shall include AmeriResource Technologies, Inc., a Delaware corporation (the "Parent"), as well as the Parent's subsidiaries, unless the context indicates otherwise. References to "Tomahawk" refer to Tomahawk Construction Company, a Missouri corporation and wholly-owned subsidiary of the Company. References to the "Engineering Subsidiary" refer to the remaining subsidiaries of the Company with the exception of "Extracts Subsidiary" which refers to Native American Herbal Enterprises, Inc. a company in the process of incorporation in the State of Colorado, and eighty percent (80%) owned by the Company.


                              PART I


ITEM 1.   FINANCIAL STATEMENTS

     The Company's unaudited financial statements appear at the end of this Quarterly Report on Form 10-QSB.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company's present name was adopted on July 16, 1996.  Formerly,
the Company's name was KLH Engineering Group, Inc.   The Company was
originally incorporated in 1988, and in 1990 began a strategy of rapidly acquiring a broad spectrum of private civil engineering firms throughout the Western United States.

     In late November 1993, the Company announced major consolidation plans including the closure of offices. By May 1994, the Company had closed six of its subsidiaries and sold three others. The funds realized from the sale of subsidiaries KLH Bryan & Murphy, Inc. and Resource Consultants & Engineers, Inc. were utilized to retire debt owed by the Company. The operations sold in 1994 reduced secured debt by $480,000. After the effect of sales and closures of operations, the Company posted a gain from the sale and closure of subsidiaries of $134,915 for 1994.

     On September 15, 1994, Tomahawk Construction Co. (the "Construction Subsidiary") filed for Reorganization under the under the United States Bankruptcy Code (the "Code"). On August 28, 1995, the Construction Subsidiary emerged from bankruptcy by having its Plan of Reorganization approved. The Plan of Reorganization divides Allowed Claims and Allowed Interests in Tomahawk into various Classes which Tomahawk believes complies with the classification requirements of the Code. Distributions to the holders of Allowed Claims under the Plan are in full satisfaction of those Allowed Claims. The Construction Subsidiary continues to operate under the Plan of Reorganization. There has been no material change in the terms or payments under the plan since the Company filed its 1995 Annual Report on Form 10-KSB on April 22, 1996.

     In July 1995, the Company made the decision to close its office near Monterrey, Mexico. The unexpected decline in value of the Mexican Peso and the political and economic turmoil in Mexico led to the conclusion that the office could not be profitable in the foreseeable future. Any work done in Mexico is now done through the Company's offices in the United States. The Company currently has one project in Mexico for which for which it is still awaiting payment.

     In January of 1996, the Company entered into negotiations with Future Farm, U.S.A. for the engineering and construction of Hydroponic farming facilities. These facilities are a patented closed system growing process for fruits and vegetables. In April 1996, the Company entered into a contract with Hy Plains Development Corp., which holds the right to construct and engineer the Future Farm, U.S.A. hydroponic facilities, and to engineer and provide construction management services for all facilities worldwide. This is an exclusive contract for all facilities to be constructed. Several locations within the United States should be ready for construction in 1996. Effective July 31, 1996 the Company acquired a 25% interest in Future Farm USA in a stock exchange.

     In March of 1996, the Company closed its office in San Mateo, California (the "San Mateo Closure"). The San Mateo Closure allowed the Company to reduce its General and Administrative expenses. This savings will not be reflected until the second quarter of 1996. In May 1996, the Company sold the assets of its Pueblo subsidiary (the "Pueblo Asset Sale") to Northstar Engineering and Surveying, Inc. for $240,000. The proceeds from the Pueblo Asset Sale were used to pay various creditors of the Company, thereby reducing the total liabilities of the Company. Management believes the overall affect of the San Mateo Closure and the Pueblo Asset Sale will be positive, because the Company will be lowering general and administrative cost while being able to maintain its same level of services to the Company's customers through its other offices.

     On May 15, 1996, the Company acquired eighty percent of the assets and contracts of Ex-Act Extracts. The assets and contracts are to be placed into a new corporation named Native American Herbal Enterprises, Inc. (the "Extracts Subsidiary") which will be managed by Dan Reeter, an expert in the field of chemistry and plant genetics and the owner of the remaining twenty percent of the Extracts Subsidiary. This business utilizes culls from fruits and vegetables, which are currently used for livestock feed or discarded, to extract amino acids, flavonoid, essential oils, volatile oils, proteins, fiber, pigments, and concentrates. Once extracted and dehydrated, the mixtures will be sold to manufacturers in the health care and cosmetic industries. The Company believes that the hydroponic operations, which the Company is now pursuing, will enable the Extracts Subsidiary to have access to the raw material necessary to produce its products. The total purchase price for the assets to be paid by the Company is 1.7 million shares of the Company's restricted common stock. The value of the assets and inventory purchased are $356,250, or approximately $.21 per share relinquished.

     On July 12, 1996, the Company closed its Lakewood, Colorado engineering subsidiary as a result of continuously declining revenue from that office since the fall of 1995.

     During August 1996, the Company expects to complete its acquisition of York Engineering & Surveying, Inc. ("York"). York performs civil, electrical and structural engineering services. The acquisition of York will allow the Company the opportunity to provide a greater diversity of Engineering Services to its customers. York has been providing engineering services in the Denver area for more then 15 years.

     Since 1994, the Company has been able to reduce overhead through the elimination of duplicative positions and the implementation of various cost cutting measures. This reduction in cost has already been seen as the Company has reduced annual administrative expense by over $306,000 in 1994, $1,015,844 in 1995, and $521,323 in the first two quarters of 1996. Part of this reduction was due to the elimination of certain executives of the Engineering Subsidiary and the closure of offices mentioned previously. The terminated executives' functions are now handled by existing Company personnel.

Liquidity and Capital Resources

     The Company receives its income on progress billings made during the course of its engineering and construction projects. However, there is usually a lag period of 90 to 120 days between the time the Construction Subsidiary incurs the expense for the work and collection from the project owner, and an average lag period of 63 days for the Engineering Subsidiary. In March of 1996, the Company hired a credit manager to assist with collection of its receivables. The Company is attempting to speed up its collection process. The length of time between providing services and collection for those services requires the Company to maintain either substantial retained income or obtain lines of credit from various banking institutions. In addition, since the engineering/construction industry is somewhat seasonal (depending on the location of the jobs), it is important to have sufficient reserve funds, or the ability to obtain such funds, to permit the Company to last through the winter months when business is at its slowest. It is important to have reserves available to bid on new jobs and begin work in the spring until revenue generated from new jobs are available to pay overhead. During the winter of 1995/1996 the Engineering Subsidiary was able to land new contracts which will help the Company with revenue. During the second half of 1996, management anticipates that the new operation of York, the Extracts Subsidiary and the hydroponic operations will produce year round cash flow for the Company. The Company has been able to meet short term cash needs through the sale of the Pueblo office and through the reduction of employees resulting from the San Mateo and Lakewood closures.

     The Engineering Subsidiary typically enjoys profit margins of 7-20%, depending on the job and the engineering disciplines required. The Company, by providing design/build services, is attempting to increase its overall profitability margin and provide work for the Construction Subsidiary. Some of the work currently being sought is located on Indian Reservation and Indian Trust Lands. This work generally focuses on providing economic development to tribes, including truck stops, motels, recreational facilities, bingo, and casinos. In addition, work as Construction Manager for housing projects is also being sought.

     In August 1995, the Company retained Dustan Shepherd as a consultant to locate and work with Native American tribes. Mr. Shepherd consults with the tribes in developing housing and economic projects on reservations. In addition, Dustan Shepherd is the President of First Americans Mortgage Corp., which provides financing for the development of these housing projects. The Company will participate in the engineering and construction management involved in the Indian Housing Projects, and some economic development. In April 1996, the Company was awarded its first Native American construction management contract with a Nebraska tribe to build homes. The total value of the homes, to be built in 1996, under this contract is approximately $1,200,000 with the opportunity to build up to approximately $4,800,000 over the next three year period. Construction began on the housing on July 22, 1996. On July 25, 1996 the Company was awarded a contract to construct five 4-plex apartment buildings for the same Nebraska tribe. The total construction value for Phase I of the 4- plex project is approximately $1,300,000. The Company is in negotiations with other Native American Housing groups to perform construction management services.

     On August 11, 1995, the Company obtained a $1,500,000 financial line with Industrial State Bank of Kansas City, Kansas. This line of credit is amortized over a 15 year period, with the loan due and payable in three years. This financial line paid off the previous obligations of the Company with Industrial State Bank in the approximate sum of $709,000, paid off the balance with First State Bank of Kansas in the amount of $300,000, and paid toward the obligations arising out of the reorganization of Tomahawk. This financial arrangement, coupled with the purchase by Delmar A. Janovec of the Tomahawk loan held by Industrial State Bank and the conversion of a majority of the Tomahawk loan to preferred stock helped the Company to move forward. The Pueblo Sale discussed above also provided short term capital needed by the Company.

     The Plan of Reorganization of Tomahawk approved on August 28, 1995 allows the Bankruptcy Court to retain jurisdiction to hear the Company's claim against M.K. Ferguson/Department of Energy on a project in Oak Ridge, Tennessee. This claim was presented May 29, 1996 in the approximate amount of $4.3 million. Any funds collected, after payment of subcontractors and materialmen on the project, by Tomahawk as a result of these claims will substantially aid the Company in managing its current liquidity difficulties. The Company is actively negotiating the claim

     The Company will attempt to meet needs for capital in the future by increasing revenues, through obtaining both the design side of a project and the building side, or by obtaining the construction management portion of designed projects. In addition, as mentioned above, the Company is diversifying into the manufacturing of base materials for the health and cosmetic industry through the acquisition of the Extracts subsidiary and the acquisition of the hydroponic farms. Management believes this new company will provide sufficient revenues to replace the closed operations and provide revenue on a year round basis. Management believes that diversifying the Company will enable it to increase not only revenues, but also resulting profits. Although management feels it has taken steps toward increasing profitability in the future, there can be no assurance that profitability will increase or that the Company will be able to successfully compete in the highly competitive industry. The Company is currently seeking merger opportunities with engineering firms specializing in engineering disciplines other than those in which the Company has traditionally been involved. The Company believes that with the closing of the offices mentioned it has sufficient resources and employees to compete for its traditional work, and that as a result of this, coupled with the diversification of the Company, the Company will be stronger in the future.

Comparison of Second Quarter 1996 With Second Quarter 1995

     First quarter net service income in 1996 decreased 77% over 1995. This was primarily due to the Construction Subsidiary not having substantial contracts during the first or second quarters of 1996, while during the first quarter of 1995 the Construction Subsidiary was still completing contracts which were obtained prior to filing for reorganization. General and administrative expenses decreased 32% from $940,970 in 1995 to $637,726 in 1996, and operating expenses decreased 74% from $1,473,872 in 1995 to $377,811 in 1996. The Company's net loss increased from $163,621 to $418,816 as a result of the loss of revenue from the Construction Subsidiary and the closure and write down of the Lakewood office discussed below. Net loss per share remained constant at $0.01.

     The results from the second quarter were effected by the closure of the Lakewood office. Since the Lakewood office was closed on July 15, 1996. The Company decided to write down the work in process in the Lakewood office by $172,246. This sum was directly written off net service income. If the sum of $172,246 were included in the in the net service income for the quarter, net service income would have been $690,391 for the quarter and net income would have been a loss of only $246,570.

     In Second Quarter 1996 the Company showed an increase in cash of $3,771, as opposed to a decrease in cash of $217,250 in 1995. The major item which effected this change are found in the cash from financing section of the Cash Flow Statement . Proceeds from issuance of common stock increased from $80,000 in 1995 to $268,748 in 1996 and capital contributions increased from 0 in 1995 to $353,400 in 1996. The other area of the Cash Flow Statement which shows large changes is Cash Received from Customers, $5,913,380 in 1995 as compared to $1,455,869 in 1996. However, this large discrepancy was offset by the Cash Paid to Suppliers and Employees, $6,486,960 in 1995 as compared to $2,446,873 in 1996. These large changes are a reflection of the lack of work in the Construction Subsidiary during the first two quarters of 1996.

Significant Changes in Results During Second Quarter 1996

     Current assets increased from $6,054,311 at the end of the 1995 fiscal year to $6,113,385 at the end of the second quarter of 1996. This 2% increase was due to the increase in cash position from an overdraft of $34,017 at the end of the 1995 fiscal year to a positive cash position of $3,771 at the end of the first quarter of 1996, the inclusion of inventory from the acquisition of the Extracts subsiduary of $225,050. These increases offset the $29,042 decrease in Trade Receivables and the $143,097 decrease in Earnings in Excess of Billings
on Uncompleted Projects.   Total assets increased by $256,557 at the
second quarter of 1996 this gain is primarily attributable to the acquistion of the Extracts subsiduary.

     Current liabilities increased from $2,244,399 at the end of the 1995 fiscal year to $2,440,938 at the end of the first quarter of 1996. This increase was mainly due to an increase in accrued payroll and withholding from $110,686 at the end of the 1995 fiscal year to $371,605 at the end of the second quarter of 1996. The increase in payroll and withholding was caused by the cash shortage during the first two quarters of 1996; however, this shortage was reduced in May of 1996 as a result of the Pueblo Sale, current liabilities were reduced by $266,928 from the first quarter of 1996 as a direct result of the sale of the Pueblo office and the closure of the San Mateo office. Long term debt has increased from $3,735,584 to $3,894,748. Total liabilities were increased from $5,979,983 to $6,335,686 as a result of the increase in short term debt as explained above.

     Stockholders' equity declined from $1,082,020 to $982,874 as a result of an increase in the accumulated deficit. However, shareholder equity increased from $755,876 at the end of the first quarter of 1996
to $982,874 at the end of the second quarter of 1996.   Management
believes total shareholder equity will increase during the remainder of the year as a result of the Company's acquisition of York and the purchase of the 25% interest in Future Farm USA. In addition the Company is again performing construction services which will bring in additional revenue.


                             PART II


ITEM 1.   LEGAL PROCEEDINGS

     The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

Actions Against the Company

     The Company believes that all pending professional liability proceedings are adequately covered by insurance. However, due to the nature of the Company's business, the Company faces a significant risk of litigation.

     In October 1993, the U.S. Securities and Exchange Commission (the "SEC") began a private "order of investigation" of the Company. In a letter dated February 14, 1995, the SEC's Central Regional Office ("CEO") informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fred Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either KLH Engineering Group, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. It is anticipated that the Company's position in this matter will be resolved with no monetary sanctions against the Company.

     On March 18, 1994, Franklin Resources, Inc. filed a Complaint, in Superior Court of California for the County of San Mateo, against C-REM Engineers, Inc., a subsidiary of the Company, and against the Company, claiming breach of contract for non payment of a note for which the Company is a guarantor. The matter was settled by allowing a stipulated judgement to be entered. This subsiduary has been closed and has no assets to satisfy the stipulated judgement.

     On April 19, 1995, The Canton Industrial Corporation and Canton Industrial Corporation of Salt Lake City (the "Plaintiffs") filed a breach of contract and fraud action against the Company. This matter has been settled at no cost to the Company.

     On June 26, 1995, Kimberly Pearce sued KLH's Pueblo office in the District Court of Colorado. Ms. Pearce also sued Raymond Koester, a consultant for, and former employee of, the Pueblo office. The lawsuit alleges that Koester was negligent in preparing an engineering opinion on the structural integrity of an old home Pearce bought. Pearce claims that the home was not structurally sound, and that Koester should have discovered the defects. The Company believes the structural defects were not noticeable at the time of the sale, if they were there at all at that time. The Company believes its exposure in this matter to be minimal. The Company has retained outside counsel to defend this matter.

     On July 12, 1995, Thomas Neale filed a Complaint and Jury Demand in the Arapahoe County, Colorado, District Court, naming as defendants in the action the Company, Delmar Janovec (the Company's President and a director), J. Larry Adams (the Company's Executive Vice President and a director), and two of the Company's subsidiaries, KLH Engineers & Constructors, Inc. ("E&C") and Tomahawk Construction Company. Mr. Neale was president of E&C from July 1994 until the Company terminated his employment in May 1995. The complaint alleges breach of employment contract and express warranties, wrongful termination and violation of public policy, fraudulent concealment, and piercing of the corporate veil. The relief sought is not specified in the complaint. The Company believes it will prevail on all of the allegations. The parties are now conducting discovery.

     On October 10, 1995, KLH brought an action against James Laraby, a former officer and director of the Company, seeking payment on a $150,000 promissory note made by Mr. Laraby which had matured in June of 1994. No payment has been made on the note. Mr. Laraby counterclaimed, seeking an "accounting of records" and declaratory judgment. The Company believes that it has no liability on the counterclaims and expects to obtain judgment in its favor. The parties are now beginning the discovery process, and have agreed to schedule a trial in February of 1997.

     In or about February 1996, Imperial Premium Finance filed an action in the Superior Court of the State of California for the County of Los Angeles (case number LC03587). This action is for premiums financed for Errors and Omissions Coverage. The E&O policy has an Audit Provision which requires the insurance company to audit the amount of revenue billed by the Company during the policy period. If revenue exceeds the policy revenue level, then an additional premium is due, if the revenue is less then the policy revenue level, then a refund is due. The insurance company has failed to audit the policy. The Company estimates the return of unearned premiums is minimally $90,000. The financed premium claimed due is approximately $47,000. This matter has been settled and a audit of the policy is being conducted.

     On or about February 10, 1996, the Bankruptcy Trustee for Scanlon and Associates, a former subsidiary of the Company, filed an action for Bankruptcy Preference in the United States Bankruptcy Court for the District of New Mexico. The Trustee maintains that the Company received a preference from the monies paid to the company by the debtor for the one year period prior to the filing of Bankruptcy. The Company contends that the monies were not a preference. No further action has been taken on this matter.

     On April 26, 1996, Dyer Brothers Construction Company filed an action against the Company's Lakewood subsidiary and the subsidiary's former President, alleging negligence in the design of roadways. The roadways were initially approved by the county and the Company believes its exposure is minimal. The Company is represented by outside counsel in the lawsuit and an answer has been filed.

Actions Involving Tomahawk Construction

     On September 15, 1994, the Company's Construction Subsidiary, Tomahawk Construction Company, filed for protection pursuant to Title 11 of the U.S. Code. Tomahawk filed under Chapter 11 of Title 11 of the U.S. Code in the Western District of Missouri, Western Division as case number 94-42499-2-11. Tomahawk filed a plan for reorganization on or about March 9, 1995 and an Amended Plan of Reorganization on April 29, 1995. The court confirmed the amended plan on August 28, 1995 at a hearing called for that purpose. For more information on Tomahawk, see "Management's Discussion and Analysis or Plan of Operation".

     Tomahawk has prepared a request against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim is approximately $4.3 million, and includes amounts for delay, inefficiency, overtime hours and increase in bonding. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of monies owed by Tomahawk. Tomahawk will receive 65.56% of the delay claim and 100% of the claims for inefficiency, overtime hours and increase in bonding. The claim was prepared by an outside consultant and was presented on May 29, 1996.

Litigation Against Officer, Director or 5% Shareholder

     On or about April 1, 1996 Industrial State Bank filed an action against John Larry Adams, the Company's Executive Vice President, on his guarantee of the Company's loan with Industrial State Bank (the "Bank"). The Bank has not filed suit against the Company nor has the Bank declared the Company in default under the loan. Mr. Adams was a director and officer of the Company and owns more than 5% of the outstanding common shares of the Company. Mr. Adams has retained his own counsel to respond to the complaint and has personally sued Industrial State Bank and its President Wilbur Hook. The Bank is expected to dismiss the action without prejudice when the account is brought current.


ITEM 2.   CHANGES IN SECURITIES

No cash dividends have been paid on the Common Stock, and the Company has no current plans to pay any cash dividends in the future. The Company has outstanding 2,312,609 shares of Series A and 777,012 shares of Series B preferred stock (the "Preferred Stock"). Each share of the Preferred Stock may be converted by the holder to one share of common stock. The Preferred Stock has a liquidation value of $1.25 per share and has voting rights equivalent to one share of the Common Stock. Dividends on the Preferred Stock accrue quarterly at the annual rate of $0.125 per share. The Company has never paid any dividends on the Preferred Stock and may not declare dividends on its common stock without first paying accrued dividends to the Preferred Stock holders. As of March 31, 1996, the total sum of dividends which must be paid to holders of the Preferred Stock prior to issuance of dividends to holders of the common stock is $420,003. Furthermore, the Company's cash flow problems make it unlikely that the Company will be able to issue dividends on the Common Stock in the foreseeable future.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted upon interest and principal with respect to a promissory note in favor of the Olivia I. Dodge Charitable Remainder Unitrust (the "Dodge Trust") which became due on December 31, 1995. The total due as of May 1, 1996, according to the Dodge Trust's attorney, is $169,760.80, which sum is reflected in the accounts payable of the Company.

     The Company has defaulted upon interest and principal with respect to a $40,818.55 note in favor of the Roy Lee Johnston Trust (the
"Johnston Trust"). The Johnston Trust has received a judgment in its favor on the note and has begun steps to collect on the judgment. This obligation is reflected in the accounts payable of the Company.

     The Company's subsidiary KLH Engineers & Constructors, Inc. has defaulted upon interest and principal with respect to a promissory note in favor of Thomas Little, a former officer of the Engineering Subsidiary, which became due upon demand made November 14, 1995. The principal amount owed is $17,500, with interest accruing at 10% per annum from the note's issuance on October 29, 1990. This obligation is reflected in the accounts payable of the subsidiary.


ITEM 5.   OTHER INFORMATION

     On June 30, 1996 J. Larry Adams resigned as both a Officer and Director of the Company. Mr. Adams is personally pursuing an action against Industrial State Bank and its President (See "Legal
Proceedings").  Mr. Adams is pursuing other interest.

     On July 8, 1996 Ed Blume, Chief Executive Officer of Future Farm USA, accepted a position as Director of the Company. Mr. Blume brings experience in the development and operation of hydroponic farms. Through the efforts of Mr. Blume, Future Farm USA, Inc. has developed a complete hydroponic farm process which produces vegetables in a completely closed enviroment. The closed enviroment means that vegetables can be grown in any climate throughout the rear, pesticide free with a lettuce crop reaching maturity in approximately 30 days instead of 90 to 120 days in the field.

     As of July 16, 1996, the Company changed its name from "KLH Engineering Group, Inc." to "AmeriResource Technologies, Inc." The name of the Company was changed because of the gradual diversification of the work of the Company away from purely engineering. In addition, the "KLH" name, a composite of the first letters of the last names of the Company's three founders, is no longer relevant, since the Company no longer has any ties to these three individuals. The "KLH" names are still being used in the Company's Colorado subsidiaries, however, because of the name recognition and long history of the name in the region.

     In considering the name change, the Company had originally intended to adopt the name "Tomahawk Group, Inc.", taken from the name of the Company's Kansas subsidiary. The Company, however, chose to use a completely different name. A planned reverse stock split was also abandoned before it was to become effective.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 SEC Ref. #         Page      Document

Reports on Form 8-K
     No reports on Form 8-K were filed in the second quarter.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed this 5th day of August, 1996 on its behalf by the undersigned.


AMERIRESOURCE TECHNOLOGIES, INC.



/s/ Rod Clawson
Rod Clawson
Vice President and Director








































                      AmeriResource Technologies, Inc.
                        Consolidated Balance Sheets
                                  ASSETS
                                  ------
                                           June 30,         December 31,
                                             1996                1995
                                          (Unaudited)
- ------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents             $        3,771      $      _
                                        --------------    --------------
 Inventory                                    225,050             -
 Receivables:
   Trade                                    1,441,579          1,470,621
   Advances to related parties                 72,920            156,881
   Other receivables                           64,610              2,300
   Allowance for doubtful accounts           (141,894)         (173,322)
                                        --------------    --------------
                                            1,437,215          1,456,480
                                        --------------    --------------
 Earnings in excess of billings on
  uncompleted projects                      4,183,893          4,326,980
                                        --------------    --------------
 Prepaid insurance and other expenses         263,456            270,851
                                        --------------    --------------
     Total current assets                   6,113,385          6,054,311
                                        --------------    --------------
Fixed assets:
 Furniture, fixtures and library            1,009,457          1,032,925
 Equipment                                  2,239,301          2,143,641
 Vehicles                                     326,968            390,443
 Leasehold improvements                       188,279            189,269
 Capitalized lease equipment                  153,522            176,452
 Land                                          73,700             73,700
                                        --------------    --------------
                                            3,991,227          4,006,430
 Less accumulated depreciation             (3,297,633)       (3,384,056)
                                        --------------    --------------
     Net fixed assets                         693,594            622,374
                                        --------------    --------------
Other assets:
 Notes Receivable                             -                    5,000
 Notes Receivable- Related Parties            100,000            143,152
 Notes receivable -non-current                174,580             -
 Goodwill, less accumulated amortization      106,570            123,004
 Marketable Securities                        113,152            114,162
 Other                                          17,279
                                     ---------------      --------------
     Total other assets                       511,581            385,318
                                        --------------    --------------
Total assets                           $    7,318,560      $   7,062,003
                                        ==============    ==============

See accompanying notes to financial statements.
                                 F-1

                          Liabilities and Stockholders Equity
                                            June 30,        December 31,
                                            1996                1995
- ------------------------------------------------------------------------
Current liabilities:
   Accounts payable:
     Trade                               $    1,225,153      $ 1,270,547
     Bank Overdrafts                             24,212           34,017
     Related parties                             20,586
   Current portion of long-term debt:
     Related parties                                             107,584
     Other                                      329,505          456,665
   Accrued payroll and withholding              371,605          110,686
   Accrued vacation                              32,889           62,582
   Accrued auditing fees                         54,219           74,219
   Accrued interest:
     Related parties                                              21,459
     Other                                       56,804           60,513
   Deferred rent                                                  19,524
   Deferred compensation
     Billings in Excess of Earnings              17,884                0
   Other current liabilities                     308,081          26,603
                                          --------------  --------------
       Total current liabilities              2,440,938        2,244,399
                                         --------------   --------------
Long term debt:
   Notes payable and capital lease obligations
     Related parties                                             320,648
     Other                                    3,885,718        3,414,936
   Deferred rent                                9,030
                                         --------------   --------------
       Total long term debt                   3,894,748        3,735,584
                                         --------------   --------------
       Total Liabilities                      6,335,686        5,979,983
                                         --------------   --------------
Stockholders' equity:
 Preferred stock, $.001 par value;                3,090            3,090
  authorized: 10,000,000 shares; Series A
  issued and outstanding, 3,089,621 at June
  30, 1996 and December 31, 1995.
 Common stock, $.0001 par value; authorized      14,097           13,016
  500,000,000 shares;issued and outstanding
  144,986,217 at June 30, 1996 and
  130,175,760 shares at December 31, 1995.
 Additional paid-in capital                   6,211,279        5,424,890
 Common stock held in treasury;                  (5,625)         (5,625)
   30,000 shares at cost.
 Accumulated deficit                         (5,239,967)     (4,353,351)
                                         --------------   --------------
       Total stockholders' equity               982,874        1,082,020
                                         --------------   --------------
Total liabilities and stockholders' equity  $ 7,318,560      $ 7,062,003
                                         ==============    =============
            See accompanying notes to financial statements.
                                                 F-2
                         AmeriResource Technologies, Inc
                        Consolidated Statements of Operations


                           Three Months Ended        Six Months Ended
                          ----------------------    ------------------

                            June 30,    June 30,    June 30,   June 30,
                               1996       1995        1996       1995
                           (Unaudited)(Unaudited) (Unaudited)(Unaudited)
- ----------------------     ----------  ----------  ---------  ---------

Net service income       $   518,145  $2,274,689  $1,484,911  $4,952,330

Operating expenses           377,811   1,473,872     989,763   3,298,004

General and
 administrative expenses     637,726     940,970   1,430,539   1,951,862

(Gain) or Loss from
 investment in and
 disposal of acquired
 companies                  (109,982)       -       (109,982)      -
Other (income) expense:
   Interest income              (122)      (3,055)       (61)    (4,932)
   Other income              (16,023)     (73,342)   (30,547)   (90,789)
   Interest expense           47,551       99,865     91,815     204,171
                             --------      -------   --------   --------
 Total Expense               936,961    2,438,310  2,371,527   5,358,316
                             ---------  ---------  ----------  ---------
     Net income (loss)$     (418,816)    (163,621)  (886,616)  (405,986)
                            =========    =========  =========  =========


Net income (loss) per
 common share           $      (0.01)    $  (0.01)  $ (0.01)   $ (0.01)
                          ===========  ===========  =========   ========

Weighted average
 common shares
 outstanding          132,636,448  120,286,679  132,636,448  120,286,679
                      ===========  ===========  ===========  ===========







               See accompanying notes to financals

                 AmeriResource Technologies, Inc.
               Consolidated Statements of Cash Flows

                                       For the Six Months Ended

                                           June 30,            June 30,
                                             1996                1995
                                          (Unaudited)        (Unaudited)

Cash flows from operating activities:
 Cash flows from customers                 1,455,869           5,913,380
 Interest income received                                          4,932
 Insurance proceeds received
 Cash paid to suppliers and employees     (2,446,873)        (6,486,960)
 Interest paid                              (116,983)          (243,714)
 Gain (loss) on discontinued operations      109,982
                                       --------------      -------------

Net cash in operating activities            (998,005)          (812,362)
                                        --------------      ------------

Cash flows from financing activities:
 Proceeds from issuance of debt              379,628             586,340
 Repayment of debt                                              (24,374)
 Net advances (payments) on line of cr                            16,000
 Proceeds from issuance of common stock      268,748              80,000
 Capital contributions                       353,400
 Repayments on notes receivable
                                       --------------      -------------

Net cash provided by financing activities  1,001,776             657,966

                                       --------------      -------------

Cash flows from investing activities:
 Purchase of fixed assets                                       (62,854)
 Organization costs
                                       --------------      -------------

Net cash used in investing activities              0            (62,854)

                                       --------------      -------------

Increase (decrease) in cash                    3,771           (217,250)

Cash-beginning of period                           0             378,478
                                       --------------      -------------

Cash-end of period                             3,771               0
                                       ==============      =============

          See accompanying notes to financial statements

                AmeriResource Technologies, Inc.
              Consolidated Statements of Cash Flows


                                           For the Six Months Ended

                                            June 30,         June 30,
                                             1996              1995
                                            (Unaudited)      (Unaudited)
Reconciliation of net loss to cash
  by (used in) operating activities

Net income (Loss)                            (886,616)         (405,986)


Items not affecting cash:
 Depreciation and amortization                100,460            90,861



Change in assets affecting operations -
 (increase) decrease:
 Accounts receivable                           29,042         1,030,617
 Other receivables                             (9,597)          293,258
 Work-in-process                              143,087            66,615
 Prepaid insurance and other expenses           7,395          (108,661)
 Capital acquisition costs                                       62,854
 Deferred offering costs
 Other assets                                (225,050)         (439,013)

Change in liabilities affecting operations
 Increase (decrease):
  Accounts payable                            (45,394)       (1,244,561)
  Accrued payroll and withholdings            260,919          (100,502)
  Accrued vacation                            (29,693)           (4,193)
  Accrued auditing fees                       (20,000)          (14,000)
  Accrued interest                            (25,168)          (39,543)
  Deferred rent                                 9,030              (108)
  Other current liabilities                  (306,420)
                                       --------------      -------------


Net cash provided by (used in)               (998,005)         (812,362)
 operating activities                     ============     =============


                    See accompanying notes to financial statements

                  AmeriResource Technologies, Inc.
            Notes to Consolidated Financial Statements
               June 30, 1996 and December 31, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete accounting statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2.   Corporations included in the Consolidated Financial Statements

     Name                               Location

     KLH Engineering Group, Inc.             Englewood, CO
     (AmeriResource Technologies, Inc.
     as of July 16, 1996)
     KLH Engineers & Constructors, Inc.      Englewood, CO
     (formerly KLH Management Company, Inc.)
     KLH Engineering of Pueblo, Inc.         Pueblo, CO
     KLH Engineering of Colo. Springs, Inc.  Colorado Springs, CO
     KLH Engineering of Lakewood, Inc.       Lakewood, CO
     KLH Engineering of Grand Junction, Inc. Grand Junction, CO
     KLH Engineering of San Mateo, Inc.      San Mateo, CA
     KLH Engineering of Greeley, Inc.        Greeley, CO
     Tomahawk Construction Company, Inc.     Kansas City, KS
     Native American Herbal
      Enterprises, Inc. (NAHE)               Englewood, CO

3.   Basis of Presentation & Principles of Consolidation

The consolidated financial statements include the combined accounts of KLH Engineering Group, Inc., Tomahawk Construction Company and KLH Engineers & Constructors, Inc. and the accounts of their subsidiaries. All material Intercompany transactions have been eliminated in consolidation.