Form 10QSB
period 1996-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1996-11-21
CIK 876490

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1996

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.Yes  X    No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

157,213,803 shares, par value $0.0001 per share, were outstanding as of November 20, 1996



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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company's present name was adopted on July 16, 1996.  Formerly,
the Company's name was KLH Engineering Group, Inc.   The Company was
originally incorporated in 1988, and in 1990 began a strategy of rapidly acquiring a number of private civil engineering firms throughout the Western United States. In late November 1993, declining revenues led the Company to announce major consolidation plans including the closure and sale of many of its offices.

     In July 1994, Tomahawk Construction Co., a Kansas City, Kansas based construction company merged with the Company and became a wholly-owned subsidiary of the Company (the "Construction Subsidiary"), and control of the Company shifted to the pre-merger shareholders of Tomahawk Construction Co. On September 15, 1994, Tomahawk Construction Cephalad for Reorganization under the under the United States Bankruptcy Code (the "Code"). On August 28, 1995, the Construction Subsidiary emerged from bankruptcy by having its Plan of Reorganization approved. The Plan of Reorganization divides Allowed Claims and Allowed Interests in Tomahawk into various Classes which Tomahawk believes complies with the classification requirements of the Code. Distributions to the holders of Allowed Claims under the Plan are in full satisfaction of those Allowed Claims. The Construction Subsidiary continues to operate under the Plan of Reorganization. There has been no material change in the terms or payments under the plan since the Company filed its 1995 Annual Report on Form 10-KSB on April 22, 1996.

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

     In January of 1996, the Company entered into negotiations with Future Farm, U.S.A. for the engineering and construction of Hydroponic farming facilities. These facilities are a patented closed system growing process for fruits and vegetables. In April 1996, the Company entered into a contract with Hy Plains Development Corp., which holds the right to construct and engineer the Future Farm, U.S.A. hydroponic facilities, and to engineer and provide construction management services for all facilities worldwide. This is an exclusive contract for all facilities to be constructed. Several locations within the United States should be ready for construction in 1996. Effective July 31, 1996, the Company was to acquire a 25% interest in Future Farm USA in a stock exchange, however, the transaction has not been completed as of November 20, 1996.

     In March of 1996, the Company closed its subsidiary in San Mateo, California (the "San Mateo Closure"). In May 1996, the Company sold the assets of its Pueblo subsidiary (the "Pueblo Asset Sale") to Northstar Engineering and Surveying, Inc. for $240,000. The proceeds from the Pueblo Asset Sale were used to pay various creditors of the Company, thereby reducing the total liabilities of the Company.

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

     On July 12, 1996, the Company closed its Lakewood, Colorado engineering subsidiary as a result of continuously declining revenue from that office since the fall of 1995. Key employees of the Lakewood Office were moved to the Company's Englewood, Colorado location.

     On November 15, 1996, the Company closed its Greeley, Colorado engineering subsidiary as a result of its inability to attain profitability for several consecutive quarters.

     The Company has been negotiating to complete its acquisition of York Engineering & Surveying, Inc. ("York"). York performs civil, electrical and structural engineering services. The acquisition of York would allow the Company the opportunity to provide a greater diversity of Engineering Services to its customers. York has been providing engineering services in the Denver area for more then 15 years.

     Since 1994, the Company has been able to reduce overhead through the elimination of duplicative positions and the implementation of various cost cutting measures. This reduction in cost has already been seen as the Company has reduced annual administrative expense by over $306,000 in 1994, $1,015,844 in 1995, and $947,233 in the first three quarters of 1996. Part of this reduction was due to the elimination of certain executives of the Engineering Subsidiary and the closure of offices mentioned previously. The terminated executives' functions are now handled by existing Company personnel.

Liquidity and Capital Resources

     The Company receives its income on progress billings made during the course of its engineering and construction projects. However, there is usually a lag period of 90 to 120 days between the time the Construction Subsidiary incurs the expense for the work and collection from the project owner, and an average lag period of 63 days for the Engineering Subsidiary. As a consequence, during the third quarter, the Company factored its accounts receivable in order to more quickly realize revenue from operations. The Company has also met short term cash needs through the sale of the Pueblo office and through the reduction of employees resulting from the San Mateo and Lakewood office closures. Closure of the Greeley office will also reduce overhead.

     Much of the Company's work is seasonal, and obtaining sufficient work during the winter has historically been difficult. The Engineering Subsidiary typically enjoys profit margins of 7-20%, depending on the job and the engineering disciplines required. The Company, by providing design/build services, is attempting to increase its overall profitability margin and provide work for the Construction Subsidiary. Some of the work currently being sought is located on Indian Reservation and Indian Trust Lands. This work generally focuses on providing economic development to tribes, including truck stops, motels, recreational facilities, bingo, and casinos. In addition, work as Construction Manager for housing projects is also being sought.

     The Company's cash liquidity is at a crucial juncture due to the U.S. Internal Revenue Service's decision in October to lien all of the assets of the Company's Colorado and California engineering subsidiaries for failure to meet federal payroll tax obligations. The Company's Colorado subsidiaries are behind several months on both federal and state payroll taxes. The Company is also several months behind on its obligations to pay rent on its offices, medical insurance for its employees, and professional liability insurance. The Company is attempting to resolve these matters, but faces eviction and termination of employee and professional insurance if it is unable to do so. The Company is currently examining as an option placing the Engineering Subsidiary or one or more of the Engineering Subsidiary's Colorado and California Subsidiaries in Chapter 7 or Chapter 11 bankruptcy.

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

     The Plan of Reorganization of Tomahawk approved on August 28, 1995 allows the Bankruptcy Court to retain jurisdiction to hear the Company's claim against M.K. Ferguson/Department of Energy on a project in Oak Ridge, Tennessee. This claim was presented May 29, 1996 in the approximate amount of $4.3 million. Any funds collected, after payment of subcontractors and materialmen on the project, by Tomahawk as a result of these claims will substantially aid the Company in managing its current liquidity difficulties. The Company is actively negotiating the claim

     The Company will attempt to meet needs for capital in the future by increasing revenues, through obtaining both the design side of a project and the building side, or by obtaining the construction management portion of designed projects. In addition, as mentioned above, the Company is diversifying into the manufacturing of base materials for the health and cosmetic industry through the acquisition of the Extracts subsidiary and the acquisition of the hydroponic farms. Management hopes this new company will provide sufficient revenues to replace the closed operations and provide revenue on a year round basis. Management believes that diversifying the Company will enable it to increase not only revenues, but also resulting profits. Although management feels it has taken steps toward increasing profitability in the future, there can be no assurance that profitability will increase or that the Company will be able to successfully compete in the highly competitive industry and be able to avoid bankruptcy. The Company is currently seeking merger opportunities with engineering firms specializing in engineering disciplines other than those in which the Company has traditionally been involved. The Company hopes that with the closing of the offices mentioned it has sufficient resources and employees to compete for its traditional work, and that as a result of this, coupled with the diversification of the Company, the Company will be stronger in the future.

Comparison of Third Quarter 1996 With Third Quarter 1995

     Third quarter net service income in 1996 was almost double the third quarter 1995 amount. In Addition, operating and general and administrative expenses showed a decline of 57%, and net income from operations improved from a $1,669,005 third quarter loss in 1995 to a $298,570 third quarter loss in 1996. These figures are primarily due to the sale and/or closures of the Company's San Mateo, Pueblo, and Lakewood offices in early to mid 1996.

     Weighted average common shares outstanding increased from 120,286,679 shares in 1995 to 149,986,217 shares in 1996. This is a result of the Company's continuing efforts to use stock rather than cash to pay for debts and services whenever possible in an effort to improve its cash flow position.

Comparison of First Nine Months of 1996 With First Nine Months of 1995

     Net service income declined from $5,251,032 in the first nine months of 1995 to $2,074,341 in the first nine months of 1996, operating expenses declined from $4,428,306 to $1,370,451, general and administrative expenses declined from $2,877,123 to $1,929,890, and net loss from operations improved from $2,074,991 to $1,246,402. As with the comparison of third quarters in 1996 and 1995, these figures are primarily due to the downsizing of the engineering services through the sale and/or closures of the Company's San Mateo, Pueblo, and Lakewood offices in early to mid 1996.

     Net cash in operating activities improved from a deficit of $2,291,306 in the first three quarters of 1995 to a deficit of $869,001 in the first three quarters of 1996. Again, this is due to the sale and closures of the Company's subsidiaries.

     Net cash provided by financing activities declined from $2,070,305 in 1995 to $911,465 in 1996. This is largely a result of a shifting of focus from the sale of debt in 1995 to the sale of equity in 1996. The shift occurred because Company has experienced greater difficulty in obtaining loans in 1996, due to its declining revenue streams. The Company's apparent increased potential, brought about as a result of its recent involvement with hydroponic operations and away from a heavy concentration on engineering, has correspondingly increased its ability to find equity sources of financing in 1996.




Significant Balance Sheet Changes From 1995 Year-End to Third Quarter
1996

     Inventory of $225,000 is reflected on the Third Quarter Balance Sheet, while no inventory was valued at year-end. This is a result of the Company's 1996 acquisition of thousands of bottles of herbal pills which it placed into its Native American Herbal Enterprises, Inc. subsidiary. Marketable Securities at Year-End of $114,162 were sold during 1996 to help pay for continuing operations.

     Current portion of long-term debt was reduced by more than 50% primarily as a result of payments made in connection with the sale of the Pueblo office. Accrued payroll and withholding debt increased from $110,686 to $474,713 as a result of the Company's continuing inability to meet its tax obligations. Related party accrued interest increased from $21,459 to $142,155, also due to the Company's continuing inability to meet these obligations.




                             PART II


ITEM 1.   LEGAL PROCEEDINGS

     The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

Actions Against the Company

     The Company has attempted to maintain professional liability insurance. However, the Company has been unable to meet the costs of insurance premiums and deductibles and currently does not have insurance. Action has been brought against the Company for failure to pay insurance deductibles.

     In October 1993, the U.S. Securities and Exchange Commission (the "SEC") began a private "order of investigation" of the Company. In a letter dated February 14, 1995, the SEC's Central Regional Office informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fred Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Technologies, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1996 that no action will be taken against the Company in this matter.

On March 18, 1994, Franklin Resources, Inc. filed a Complaint, in Superior Court of California for the County of San Mateo, against C-REM Engineers, Inc., a subsidiary of the Company, and against the Company, claiming breach of contract for non payment of a note for which the Company is a guarantor. The matter was settled by allowing a stipulated judgement to be entered. This subsidiary has been closed and has no assets to satisfy the stipulated judgement.

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

     On July 12, 1995, Thomas Neale filed a Complaint and Jury Demand in Arapahoe County, Colorado District Court, naming as defendants the Company, Delmar Janovec (the Company's President and a director), J. Larry Adams (the Company's former Executive Vice President and director), and two of the Company's subsidiaries, KLH Engineers & Constructors, Inc. ("E&C") and Tomahawk Construction Company. Mr. Neale was president of E&C from July 1994 until the Company terminated his employment in May 1995. The complaint alleges breach of employment contract and express warranties, wrongful termination and violation of public policy, fraudulent concealment, and piercing of the corporate veil. The relief sought is not specified in the complaint. The Company believes it will prevail on the allegations. Trial is scheduled for December 2, 1996.

     On October 10, 1995, KLH brought an action against James Laraby, a former officer and director of the Company, seeking payment on a $150,000 promissory note made by Mr. Laraby which had matured in June of 1994. No payment has been made on the note. Mr. Laraby counterclaimed, seeking an "accounting of records" and declaratory judgment. The Company believes that it has no liability on the counterclaims and expects to obtain judgment in its favor. The parties are engaged in the discovery process, and trial has been scheduled for February of 1997.

     In or about February 1996, Imperial Premium Finance filed an action in the Superior Court of the State of California for the County of Los Angeles (case number LC03587). This action is for premiums financed for Errors and Omissions Coverage. This matter has been settled by allowing a stipulated judgement.

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

     On July 9, 1996, the Comed Corporation, Norman Fast, President, brought an action against the Company for breach of contract arising out of construction management services the Company's Colorado Springs subsidiary hired Mr. Fast to perform. The amount sought is $15,090 plus interest and costs. The parties are currently attempting to settle the matter.

     On July 30, 1996, Rocky Mountain Aerial Surveys, Inc. was awarded a default judgment against the Company in the amount of $25,051.43 for the Company's failure to make payments to Rocky Mountain.

     In October 1996, the Internal Revenue Service (the "IRS") placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve the matter with the IRS. The Company also faces potential action by the State of Colorado.

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

     Tomahawk has prepared a request against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim is approximately $4.3 million, and includes amounts for delay, inefficiency, overtime hours and increase in bonding. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of monies owed by Tomahawk. Tomahawk will receive 65.56% of the delay claim and 100% of the claims for inefficiency, overtime hours and increase in bonding. The claim was prepared by an outside consultant and was presented on May 29, 1996. A settlement conference between the parties is now set for the first week of December, 1996.

Litigation Against Officer, Director or 5% Shareholder

     On or about April 1, 1996 Industrial State Bank filed an action against John Larry Adams, the Company's Executive Vice President, on his guarantee of the Company's loan with Industrial State Bank (the "Bank").
 The Bank has dismissed this action without prejudice.

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

     The Company has defaulted upon interest and principal with respect to a $40,818.55 note in favor of the Roy Lee Johnston Trust (the "Johnston Trust"). The Johnston Trust has received a judgment in its favor on the note and has made unsuccessful attempts to collect on the judgment. This obligation is reflected in the accounts payable of the Company.

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


ITEM 5.   OTHER INFORMATION

     The Company's Colorado Springs, Colorado subsidiary has not been able to maintain profitability. The personnel, and now consists of three persons, none of which is an engineer. At this juncture it appears that the Colorado Springs office will be closed during the fourth quarter of 1996. However, a final decision has not been made at this time.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 SEC Ref. #         Page      Document


Reports on Form 8-K
     No reports on Form 8-K were filed in the Third Quarter.








                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed this 20th day of November 1996 on its behalf by the undersigned.


AMERIRESOURCE TECHNOLOGIES, INC.



/s/ Rod Clawson
Rod Clawson
Vice President and Director



AmeriResource Technologies, Inc.
Consolidated Balance Sheets
                                                ASSETS
                                               ------
                                 September           December 31,
                                   1996                1995
                               (Unaudited)

-----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents             $       42,464      $      _
                                      --------------      --------------
 Inventory                                    225,050             -
 Receivables:
  Trade                                    1,349,613          1,470,621
  Advances to related parties                 72,920            156,881
  Other receivables                           48,711              2,300
  Allowance for doubtful accounts           (141,894)          (173,322)
                                      --------------      --------------
                                           1,329,350           1,456,480
                                      --------------      --------------
 Earnings in excess of billings on
  uncompleted projects                     4,130,837           4,326,980
                                      --------------      --------------
 Prepaid insurance and other expenses        239,443             270,851
                                      --------------      --------------
    Total current assets                   5,967,144           6,054,311
                                      --------------      --------------
Fixed assets:
 Furniture, fixtures and library           1,009,457           1,032,925
 Equipment                                 2,242,113           2,143,641
 Vehicles                                    326,968             390,443
 Leasehold improvements                      188,279             189,269
 Capitalized lease equipment                 153,522             176,452
 Land                                         73,700              73,700
                                      --------------      --------------
                                           3,994,039           4,006,430
 Less accumulated depreciation            (3,314,255)        (3,384,056)
                                      --------------      --------------
    Net fixed assets                         679,784             622,374
                                      --------------      --------------
 Other assets:
   Notes Receivable                          -                     5,000
   Notes Receivable- Related Parties         188,712             143,152
   Notes receivable -non-current                                    -
   Goodwill, less accumulated amortization    98,353             123,004
   Marketable Securities                                         114,162
   Other                                      55,381
                                     ---------------      --------------
    Total other assets                       342,446             385,318
                                      --------------      --------------
Total assets                          $    6,989,374      $    7,062,003
                                      ==============      ==============









See accompanying notes to financial statements.
                                        F-1


                 AmeriResource Technologies, Inc.
Consolidated Balance Sheets
Liabilities and Stockholders Equity
                                       September            December 31,
                                          1996                1995
                                       (Unaudited)
                --------------------------------------------------------
Current liabilities:
 Accounts payable:
  Trade                               $    1,326,498      $    1,270,547
  Bank Overdrafts                                                 34,017
  Related parties                             15,586
 Current portion of long-term debt:
  Related parties                                                107,584
  Other                                      264,669             456,665
 Accrued payroll and withholding             474,713             110,686
 Accrued vacation                             29,836              62,582
 Accrued auditing fees                                            74,219
 Accrued interest:
  Related parties                            142,155              21,459
  Other                                       54,983              60,513
 Deferred rent                                                    19,524
 Deferred compensation
 Billings in Excess of Earnings               17,884                   0
 Other current liabilities                   151,321              26,603
                                      --------------      --------------
    Total current liabilities              2,459,761           2,244,399
                                      --------------      --------------
Long term debt:
 Notes payable and capital lease obligat
  Related parties                            945,010             320,648
  Other                                    2,535,039           3,414,936
 Deferred rent                                 7,699
                                      --------------      --------------
    Total long term debt                   3,487,748           3,735,584
                                      --------------      --------------
    Total Liabilities                      5,947,509           5,979,983
                                      --------------      --------------
Stockholders' equity:
 Preferred stock, $.001 par value;             3,090               3,090
  authorized,  10,000,000 shares:
  Series A, issued and out standing,
  3,089,621 at September 30, 1996 and
  December 31, 1995.
 Common stock, $.0001 par value;              15,497              13,016
  authorized 500,000,000 shares;
  issued and outstanding 144,986,217 at
  September 30, 1996 and 130,175,760 shares
  at December 31, 1995.
 Additional paid-in capital                6,674,733           5,424,890
 Common stock held in treasury;              (5,625)             (5,625)
  30,000 shares at cost.
 Accumulated deficit                     (5,645,830)         (4,353,351)
                                      --------------      --------------
    Total stockholders' equity             1,041,865           1,082,020
                                      --------------      --------------
Total liabilities and stockholders' equity $6,989,374      $   7,062,003
                                      ==============      ==============




See accompanying notes to financial statements.

       F-2

                   AmeriResource Technologies, Inc.
                Consolidated Statements of Operations


                        For the 3 Months Ended    For the 6 Months Ended
                       -------------------------   ---------------------
                          September   September    September  September
                           30,1996     30,1995      30,1996    30,1995
                         (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                          ----------  ---------  -----------  ----------
Net service income     $ 589,430     $ 298,702  $2,074,341   $5,251,032

Operating expenses       380,688     1,130,302   1,370,451    4,428,306

General and
 administrative expenses 499,351       925,261   1,929,890    2,877,123

(Gain) or Loss from investment in and disposal of
 acquired companies       94,927         4,589    (15,055)        4,589

Other (income) expense:
 Interest income           4,199        (4,591)      4,138           341
 Other income             91,651       163,979      61,104      254,768
 Interest expense          8,884        66,943     100,699      271,114
                       ----------    ----------    --------    ---------

Net income (loss)   $   (298,570)   (1,669,005) (1,246,402)  (2,074,991)
                      ===========  ===========  ===========  ===========


Net income (loss) per
 common share    $        (0.01)   $     (0.01)   $ (0.01)   $    (0.01)
                          =========  ==========     =========   ========

Weighted average common shares
 outstanding          149,986,217   120,286,679  149,986,217 123,354,337
                       ==========    ==========   ==========    ========




                   See accompanying notes to financals
                                         F-3

    AmeriResource Technologies, Inc.
Consolidated Statements of Cash Flows

                                       For the Six Months Ended
                                     September 30,         September 30,
                                         1996                 1995
                                        (Unaudited)          (Unaudited)

Cash flows from operating activities:
 Cash flows from customers                   2,195,349      7,612,377
 Interest income received                        4,138            341
 Insurance proceeds received
 Cash paid to suppliers and employees       (3,069,076)     (9,632,910)
 Interest paid                                 (14,467)       (271,114)
 Gain (loss) on discontinued operations         15,055
                                        --------------    -------------

Net cash in operating activities              (869,001)     (2,291,306)
                                        --------------    --------------
Cash flows from financing activities:
 Proceeds from issuance of debt                               6,010,225
 Repayment of debt                              247,836      (4,045,920)
 Net advances (payments) on line of cr                           26,000
 Proceeds from issuance of common stock         271,229          80,000
 Capital contributions                          392,400
 Repayments on notes receivable          --------------    -------------

Net cash provided by financing activities       911,465       2,070,305
                                         --------------    -------------
Cash flows from investing activities:
 Purchase of fixed assets                                       (66,888)
 Organization costs
                                          --------------   -------------
Net cash used in investing activities              0            (66,888)
                                          --------------   -------------
Increase (decrease) in cash                      42,464        (287,889)

Cash-beginning of period                              0          378,478
                                          --------------   -------------

Cash-end of period                               42,464           90,589
                                          ==============   =============

                  See accompanying notes to financial statements
                                                      F-4

           AmeriResource Technologies, Inc.
         Consolidated Statements of Cash Flows


                                           For the Six Months Ended


                                     September 30,       September 30,
                                        1996                1995
                                     (Unaudited)         (Unaudited)

Reconciliation of net loss to cash
  by (used in) operating activities


Net income (Loss)                       (1,246,402)         (2,074,991)


Items not affecting cash:
 Depreciation and amortization               81,372            135,256



Change in assets affecting operations -
 (increase) decrease:
 Accounts receivable                          121,008       1,767,682
 Other receivables                                            593,663
 Work-in-process                              196,143       1,404,121
 Prepaid insurance and other expenses          31,408         (60,582)
 Capital acquisition costs                     12,391         (66,888)
 Deferred offering costs
 Other assets                                  42,872        (636,871)

Change in liabilities affecting operations
 Increase (decrease):
  Accounts payable                              55,981       (3,470,128)
  Accrued payroll and withholdings             364,027          (48,384)
  Accrued vacation                              32,746          (29,908)
  Accrued auditing fees                        (74,219)         (14,000)
  Accrued interest                             120,696             (978)
  Deferred rent                                (19,524)          (8,643)
  Other current liabilities                   (587,500)          219,345
                                            -------------- -------------

Net cash provided by (used in) operating      (869,001)      (2,291,306)
 activities                                 ============   =============


                    See accompanying notes to financial statements

                                       F-5

                AmeriResource Technologies, Inc.
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995

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

2.   Corporations included in the Consolidated Financial Statements

     Name                                         Location

     AmeriResource Technologies, Inc.             Englewood, CO
     (Formerly KLH Engineering Group, Inc.)
     KLH Engineers & Constructors, Inc.           Englewood, CO
     KLH Engineering of Pueblo, Inc.              Pueblo, CO
     KLH Engineering of Colorado Springs, Inc.    Colorado Springs, CO
     KLH Engineering of Lakewood, Inc.            Lakewood, CO
     KLH Engineering of Grand Junction, Inc.      Grand Junction, CO
     KLH Engineering of San Mateo, Inc.           San Mateo, CA
     KLH Engineering of Greeley, Inc.             Greeley, CO
     Tomahawk Construction Company                Kansas City, KS
     Native American Herbal
                      Enterprises, Inc.           Englewood, CO

3.   Basis of Presentation & Principles of Consolidation

Th e consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Tomahawk Construction Company and KLH Engineers & Constructors, Inc. and the accounts of their subsidiaries. All material Intercompany transactions have been eliminated in consolidation.


                               F-6