Form 10KSB40
period 1996-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-04-13
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C. 20549

                             	FORM 10-KSB

(Mark One)
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 (FEE REQUIRED) for the fiscal year ended    December 31, 1996
___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the period from_____________ to ______________
Commission file number      0-20033

                   	AMERIRESOURCE TECHNOLOGIES, INC.
             	(Name of small business issuer in its charter)

                     DELAWARE						                              84-1084784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Emp Id)

    8809 Long Avenue, Lenexa, Kansas	          		               66215
(Address of principal executive offices)	                     (Zip Code)

Issuer's telephone number (913) 859-9292

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:

	Common Stock, Par Value $0.0001 Per Share
        	(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes      No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   _X

State issuer's revenues for its most recent fiscal year $994,382

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $2,394,669 as of March 31, 1998

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

164,213,803 Shares of Common Stock, Par Value $.0001 Per Share, as of March 31, 1998.




	TABLE OF CONTENTS


PART I

Item 1:	Description of Business	3

Item 2:	Description of Property	5

Item 3:	Legal Proceedings	5

Item 4:	Submission of Matters to a Vote of Securities Holders	9


PART II

Item 5:	Market for Common Equity and Related
 Stockholder Matters	9

Item 6:	Management's Discussion and Analysis of Financial
 Condition and Results of Operations	10

Item 7:	Financial Statements	12

Item 8:	Changes in and Disagreements with Accountants on
 Accounting and Financial Disclosure	39


PART III

Item 9:	Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act	39

Item 10:	Executive Compensation	40

Item 11:	Security Ownership of Certain Beneficial Owners
 and Management	41

Item 12:	Certain Relationships and Related Transactions	42

Item 13:	Exhibits and Reports on Form 8-K	43

PART I

Item 1.	Description of Business

AmeriResource Technologies, Inc. was originally incorporated in Delaware under the name M-1 Financial Corporation in 1988 (the "Company"). The Company adopted the name KLH Engineering Group, Inc in connection with its May 29, 1991 stock acquisition of KLH Engineering Group, Inc., a Colorado corporation (the "Engineering Subsidiary"). In 1996 the Engineering Subsidiary name was changed to KLH Engineers & Constructors, Inc.. In 1994 the Company acquired Tomahawk Construction, Inc., a Missouri Corporation, which became the
Company's Construction Subsidiary (the Construction Subsidiary). During 1996 the Company changed its name to AmeriResource Technologies, Inc.

Engineering Subsidiary's

Until March 1992, the Company's primary means of growth was through acquisitions. Prior to such time, the Company acquired seventeen companies with operations in Wyoming, Colorado, New Mexico, Nevada, and California. The Company's emphasis was in the acquisition of selected small and mid-size civil engineering and specialty engineering firms to achieve diversification in geographical markets and services. During 1992, the Company began to experience a dramatic decline in its operations in California due primarily to the declining California economy. In January of 1993, the Company announced the first of several reorganization and cost-cutting plans, closing two California subsidiaries and cutting management costs. In late November 1993, the Company announced major consolidation plans, including the closure of several more operations. By May of 1994, the Company had closed and/or sold six additional operations. In July of 1995, the Company closed its Mexico subsidiary.
During 1996 the Company closed all of its remaining Engineering Subsidiary=s. The closure of the Engineering Subsidiary's was caused by the continued losses which occurred despite the reduction of operations.

The Company has consulted with legal counsel regarding the filing of bankruptcy proceedings for each of the Company's Engineering Subsidiaries. The Company intends to file the bankruptcy proceedings during 1998.

Construction Subsidiary

On May 13, 1994, the Company entered into an agreement to acquire a Construction Subsidiary. The acquisition, which was completed on July 27, 1994, was accomplished by merging the Construction Subsidiary into a wholly owned subsidiary of the Company. Under the terms of the acquisition, the Company issued 70,854,526 and 14,659,558 shares of the Company's Common Stock to Delmar Janovec and John Larry Adams, respectively, in exchange for their shares of Tomahawk Construction, Inc.("Tomahawk") common stock. Prior to the acquisition Mr. Janovec and Mr. Adams respectively owned 80% and 12.5% of Tomahawk's issued and outstanding common stock. Immediately following the acquisition, Mr.Janovec owned approximately 70% of the Company's Common Stock and Mr.
Adams owned approximately 12%. For information regarding their current holdings in the Company, see "Security Ownership of Certain Beneficial Owners and Management".

The Construction Subsidiary is a Kansas City, Kansas-based general contractor and was a qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. On September 15, 1994, the Construction Subsidiary filed for reorganization pursuant to Chapter 11 of Title 11 of the U.S. Code (see "Legal Proceedings"). The filing was necessitated due to unexpected short term capital needs created when the Construction Subsidiary's primary lender required that seventy percent of all accounts receivable be paid to the bank for reduction of the $3,000,000 line of credit This was a change in terms from the original loan agreement, which the Company did not expect. The Construction Subsidiary, after filing bankruptcy, entered into an agreement with the Bank to allow the Construction Subsidiary continued use of its account receivable. On August 28, 1995, the Construction Subsidiary emerged from bankruptcy. Since that time the Construction Subsidiary has been unable to secure new projects in its traditional area of expertise.

The Construction Subsidiary continues to bid for work in its primary area of expertise and in the construction management field. The Construction Subsidiary currently has bid for work in its traditional area of expertise and has been notified that its bid is in the final bid process. The work has been bid as a joint venture project with another Kansas City area construction firm. In addition, the Construction Subsidiary has bid to be a construction manager on a hydroponics project and a housing project. As of March 31, 1998 the Construction Subsidiary has not been awarded any of the above projects but the Company believes that the projects could be awarded as early as April 3, 1998.

Markets Served and Marketing Strategy

Services. The Company provides construction management services. The Construction Subsidiary maintains a good reputation for its work and safety record.


Client Development. The Construction Subsidiary will seek to qualify as a Native American minority-owned business and its contacts in the minority community to attract new business.

In the past, the Construction Subsidiary has competed for projects on a competitive bid process. Projects are awarded based upon factors such as lowest bid, ability to complete the project in a timely manner, safety record, business reputation and qualified minority business status. The Construction Subsidiary competes with other small to medium size construction firms throughout the country and does not expect its competition to change appreciably in the foreseeable future.

The Construction Subsidiary has traditionally completed projects for both governmental agencies and the private sector. During 1998 the Construction Subsidiary will attempt to attract work through use of joint ventures and primarily bid for work in the private sector. The dispersion of the Construction Subsidiary's projects throughout several states has kept it from relying on any one supplier or subcontractor for the completion of projects. Materials necessary for construction have historically been readily available and the Construction Subsidiary does not foresee any significant problem in the future with respect to material availability.

Net profit margins in today's construction industry on competitive bid projects are approximately three percent. As a general contractor, the Construction Subsidiary faces strong pressures to keep its cost down on its jobs--particularly when competitive bidding is involved. Competitive bidding keeps the Construction Subsidiary's profit margin small. In addition, since its bankruptcy filing, the Construction Subsidiary has not been able to directly receive bonding for projects. The increased cost of obtaining bonding makes it difficult for the Construction Subsidiary to be competitive in its bidding. The use of joint ventures during 1998 will assist the Construction Subsidiary with its bonding problems.

Item 2.	Description of Property

  	The Company owns no real property. The Company's operations are conducted through one office in Kansas that is leased.


Item 3.	Legal Proceedings

The Company's Engineering Subsidiaries are typically subject to various claims arising in the ordinary course of business, which usually relate to claims of professional negligence or contract breaches. However, during November 1996 all of the Company's subsidiaries were closed. The Engineering Subsidiaries have not conducted any work since December 1, 1996 all pending contracts were either transferred to other engineering firms or returned to the owners of the project. The Company has discussed filing bankruptcy under chapter 7 or chapter 11 of the United States Bankruptcy Code for its Engineering Subsidiaries. The filing of the Bankruptcy petitions will take place, if necessary, after March 1998.

Actions Against the Company

The Company has attempted to maintain professional liability insurance. The Company has been able to meet the costs of insurance premiums and currently does have insurance. However the Company has failed to pay certain insurance deductibles and an action has been brought against the Company for failure to pay insurance deductibles. It is believed that these actions can be settled for little or no money since the Company does not have on going engineering operations and has no current cash flow to met these obligations.

The Company is aware of three actions that have been filed against a closed subsidiary of the Company, Morton Technologies, Inc. ("Morton"). The actions against Morton arose prior to the Company acquiring Morton and the claims were filed after Morton was closed. At this time the Company is not answering the complaints and will file a liquidation bankruptcy proceeding for Morton if the action proceeds towards a judgment against Morton

In October 1993, the U.S. Securities and Exchange Commission (the "SEC") began a private "order of investigation" of the Company. In a letter dated February 14, 1995, the SEC's Central Regional Office informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fred Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Technologies, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1996 that no action would be taken against the Company in this matter.

On March 18, 1994, Franklin Resources, Inc. filed a Complaint, in Superior Court of California for the County of San Mateo, against CREM Engineers, Inc. a subsidiary of the Company, and against the Company, claiming breach of contract for non payment of a note for which the Company is a guarantor. The matter was settled by allowing a stipulated judgement to be entered. This subsidiary has been closed and has no assets to satisfy the stipulated judgement. The total judgement entered against the Company is for $160,000.

On April 19, 1995, The Canton Industrial Corporation and Canton Industrial Corporation of Salt Lake City (the "Plaintiffs") filed a breach of contract and fraud action against the Company. This matter has been settled at no cost to the Company.

On June 26, 1995, Kimberly Pearce sued KLH's Pueblo office in the District Court of Colorado. Ms. Pearce also sued Raymond Koester, a consultant for, and former employee of, the Pueblo office. The lawsuit alleges that Koester was negligent in preparing an engineering opinion on the structural integrity of an old home Pearce bought. Pearce claims that the home was not structurally sound, and that Koester should have discovered the defects. The Company believes the structural defects were not noticeable at the time of the sale, if they were there at all at that time. The Company believes its exposure in this matter to be minimal. The Company has retained outside counsel to defend this matter. The Company will seek bankruptcy protection for this Engineering Subsidiary if any adverse decision is rendered.

On July 12, 1995, Thomas Neale filed a Complaint and Jury Demand in Arapahoe County, Colorado District Court, naming as defendants the Company, Delmar Janovec (the Company's President and a director), J. Larry Adams (the Company's former Executive Vice President and director), and two of the Company's subsidiaries, KLH Engineers & Constructors, Inc. ("E&C") and Tomahawk Construction Company. Mr. Neale was president of E&C from July 1994 until the Company terminated his employment in May 1995. The complaint alleges breach of employment contract and express warranties, wrongful termination and violation of public policy, fraudulent concealment, and piercing of the corporate veil. The relief sought was not specified in the complaint. This matter was settled on December 2, 1996 by the Company issuing 4 million shares of restricted Stock.

On October 10, 1995, KLH brought an action against James Laraby, a former officer and director of the Company, seeking payment on a $150,000 promissory note made by Mr. Laraby that had matured in June of 1994. No payment has been made on the note. Mr. Laraby counterclaimed, seeking an "accounting of records" and declaratory judgment. This matter has been dismissed for failure to prosecute the action. The Company had no funds to maintain this action and could not locate counsel to handle on a contingence basis.

In or about February 1996, Imperial Premium Finance filed an action in the Superior Court of the State of California for the County of Los Angeles (case number LC03587). This action is for premiums financed for Errors and Omissions Coverage. This matter has been settled by allowing a stipulated judgement. Total judgement in this matter is $60,000.

On or about February 10, 1996, the Bankruptcy Trustee for Scanlon and Associates, a former subsidiary of the Company, filed an action for Bankruptcy Preference in the United States Bankruptcy Court for the District of New Mexico. The Trustee maintains that the Company received a preference from the monies paid to the company by the debtor for the one-year period prior to the filing of Bankruptcy. The Company contends that the monies were not a preference. In or about April 1997 the Company responded to discovery that was served on the Company. After the response to discovery was filed the Trustee of Scanlon and Associates agreed to dismiss the action.

On April 26, 1996, Dyer Brothers Construction Company filed an action against the Company's Lakewood subsidiary and the subsidiary's former President, alleging negligence in the design of roadways. The county initially approved the roadways and the Company believes its exposure is minimal. The Company is represented by outside counsel in the lawsuit and an answer has been filed The Company will seek bankruptcy protection for this Engineering Subsidiary if any adverse decision is rendered.

On July 9, 1996, the Comed Corporation, Norman Fast, President, brought an action against the Company for breach of contract arising out of construction management services the Company's Colorado Springs subsidiary hired Mr. Fast to perform. The amount sought is $15,090 plus interest and costs. The Company has not filed a response. The Company will seek bankruptcy protection for this Engineering Subsidiary if any adverse decision is rendered.

On July 30, 1996, Rocky Mountain Aerial Surveys, Inc. was awarded a default judgment against the Company in the amount of $25,051.43 for the Company's failure to make payments to Rocky Mountain. The Company will seek bankruptcy protection for this Engineering Subsidiary.

In October 1996, the Internal Revenue Service (the "IRS") placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve the matter with the IRS. The Total of the liens through the 3rd quarter of 1996 is approximately $320,000. It is believed that the total exposure for all quarters is approximately $480,000. As of January 1998 the Company has not yet received a lien for the 4th quarter 1996 payroll taxes. The Company also faces potential action by the State of Colorado.

In February 1997 Enterprise Capital Corporation filed suit against the company and certain Subsidiaries for breach of contract and fraud in the extension of credit on a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. The Company has filed a response to the Compliant and demanded that the matter be submitted to arbitration. An arbitrator has been appointed, but a date has not been scheduled. American Factors Group claims it is owed $291,044 plus interest.

In July 1996 a judgement was entered in favor of Lexington Insurance Company in the amount of $39,774 with interest (8%). In December 1997, the court entered an order ordering the Company to appear for a hearing in aid of execution. A hearing date is to be determined.

Actions Involving Tomahawk Construction

On September 16, 1994, the Company's Construction Subsidiary, Tomahawk Construction Company, filed for protection pursuant to Title 11 of the U.S. Code under Chapter 11 in the Western District of Missouri, Western Division as case number 94-42499-2-11. A plan for reorganization on or about March 9, 1995 and an Amended Plan of Reorganization on April 29, 1995. The court confirmed the amended plan on August 28, 1995.

Tomahawk has filed suit against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim was settled in May 1997 for the sum of $1,851,444. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of monies owed by Tomahawk. Tomahawk has agreed to settle with USF&G, its bonding company, by paying to USF&G the sum of $500,000 out of the settlement for a release of approximately $2,300,000 of Bond Claims. In addition, Tomahawk has agreed to pay Industrial State Bank the sum of $336,000 for a release of the Banks
claims on the Settlement money.   The Settlement money will also pay to the
IRS the sum of approximately $22,000 for a release of all liens.

Tomahawk was named co-defendant in a lawsuit brought by private plaintiffs for damages alleged sustained as a result of construction activity performed on a sewer project in Johnson county, Kansas. An unspecified amount of damages was sought. The court dismissed the action, and there is no ultimate liability to the Company since the recovery is limited to insurance proceeds.

Litigation Against Officer, Director or 5% Shareholder

In September 1996 John Larry Adams, the Company's former Executive Vice President, filed suit against the Company for unreimbursed expenses. The Company has settled this matter by allowing a stipulated judgement to be entered for $80,652 plus interest.

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

The Company's subsidiary KLH Engineers & Constructors, Inc. has defaulted upon interest and principal with respect to a promissory note in favor of Thomas Little, a former officer of the Engineering Subsidiary, which became due upon demand made November 14, 1995. The principal amount owed is $17,500, with interest accruing at 10% per annum from the note's issuance on October 29, 1990. This obligation is reflected in the accounts payable of the subsidiary. The Company will seek bankruptcy protection for this Engineering Subsidiary if any adverse decision is rendered.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company submitted no matters to a vote of security holders during the fourth quarter of 1996 or during the entire year of 1997.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

From July 1991 until August 14, 1992, the Company's common stock was quoted on the electronic bulletin board system. From August 14, 1992, to August 4, 1994, the common stock traded on the NASDAQ SmallCap Market. On August 4, 1994, the Company was delisted from the NASDAQ trading system because of the Company's failure to maintain a minimum bid price of greater than or equal to $1.00 per share. From August 4, 1994 until mid 1996, the Company's stock was traded on the NASD electronic Bulletin Board under the symbol "KLHE." Since July 16, 1996 the Company's stock has traded on the NASD electronic Bulletin Board under the symbol "ARET".

Trading in the Common Stock has been limited since the NASDAQ delisting. Due to the limited trading market, the price quotations set forth below may not be reliable or indicative of future price trends. There can be no assurance that any significant trading market will develop or, if developed, that any price level will be maintained. Set forth in the following table are high and low bid prices for the Common Stock for each quarterly period of trading for the past four fiscal years, as reported by NASDAQ. Such quotations, rounded to the nearest cent, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Period					    High Bid			Low Bid


1994
First Quarter				 	.34			 .09
Second Quarter 				.44			 .06

Third Quarter					 .25	  	.06
Fourth Quarter				 .18		  .07

1995
First Quarter				 	.25			 .07
Second Quarter				 .18			 .03
Third Quarter					 .31	 		.05
Fourth Quarter				 .13	 		.01

1996
First Quarter				 	.04		 	.01
Second Quarter				 .15		 	.01
Third Quarter					 .15		 	.01
Fourth Quarter				 .0625		.01

1997
First Quarter					 .02			 .01
Second Quarter			 	.02			 .01
Third Quarter					 .3125		.01
Fourth Quarter 				.45		 	.003

The bid price for the Common Stock at the close of trading on March 31, 1998 was $0.017 per share. As of December 31, 1997, there were 634 holders of record of the Common Stock.

Dividends on the Common Stock

No cash dividends have been paid on the Common Stock, and the Company has no current plans to pay any cash dividends in the future. The Company has outstanding 2,312,609 shares of Series A and 777,012 shares of Series B preferred stock (the "Preferred Stock"). Each share of the Preferred Stock may be converted by the holder to one share of common stock. The Preferred Stock has a liquidation value of $1.25 per share and has voting rights equivalent to one share of the Common Stock. Dividends on the Preferred Stock accrue quarterly at the annual rate of $0.125 per share. The Company has never declared or paid any dividends on the Preferred Stock and may not declare dividends on its common stock without first paying accrued dividends to the Preferred Stock holders.


Item 6.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

During 1996 the Company experienced continued losses from its Engineering Subsidiary's. The losses were primarily caused by the failure of the Engineering Subsidiary's inability to collect its billings on a timely basis. During August 1996 the Company attempted to correct the problem by engaging the services of a factoring company to which the Engineering Subsidiary's were to sell their invoices. The factoring company would then issue funds representing eighty percent (80%) of the invoice amount for accepted invoices within 72 hours of the invoices being submitted. The Company believed that by entering the factoring arrangement the then current 86 day billing turn around would be relieved and the cash problems would be resolved. In addition, the factoring company was to provide the collection services for the invoices. After assigning the invoices to the factoring company it was discovered that they refused to accept a number of invoices and failed to collect on the invoices which were assigned to them for work performed prior to the execution of the contract. When the customers were notified of the factoring assignment the customers refused to pay for work which caused additional cash flow problems. (For additional information please refer to "Item 3 Legal Proceedings")

In November 1996 all funding of invoices were cut off because of an IRS lien for past due payroll taxes. The IRS lien caused the Company to close all operations of its Engineering Subsidiary's. Since 1996, the Construction Subsidiary has remained open by reducing staff to three full time employees with some of the employees differing their salary. Delmar Janovec, President of the Company, has also lent the Company sufficient funds to remain open.

Comparison of the Fiscal Year Ended December 31, 1996 and December 31, 1995

This comparison will be affected by the extraordinary events of 1996 as set forth above in the closing of the entire Engineering Subsidiary.

The Company's total asset's in 1995 were $7,062,003 as compared to $3,075,411 in 1996. This 230% decrease in assets is primarily due from the closure of the Engineering Subsidiary and the liquidation of assets from the closing of the facilities.

The asset category "Other assets" decreased from $385,318 in 1995 to $4,750 in 1996. This drop was caused by the Company's goodwill being reduced as a result of closing offices. In addition the Company completely eliminated the remaining acquisition costs from the balance sheet. The Company's current liabilities increased during 1996: $2,244,399 in 1995 and $2,761,930 in 1996. Shareholder
equity decreased to ($1,553,110) this was primarily caused by the large net loss in 1996 of $3,561,598.

The net service income in 1996 ended negative for the year because of the closure of the Engineering Subsidiary's and the write down by the Construction Subsidiary of its estimate for recovery of the M.K. Ferguson project. During 1997 the Construction Subsidiary was able to settle the M.K. Ferguson which resulted in the decrease of billings in excess of earnings on the balance sheet. The closure of the Engineering Subsidiary's and the settlement of the M.K. Ferguson also materially affected the charges on the Operating expenses and General and administrative expenses. The Company has reflected the extraordinary items in the 1996 results because of the tardiness of the filing of this 10KSB report. The 1997 10KSB will be filed on a timely basis.

Item 7.  Financial Statements and Supplementary Data

	AMERIRESOURCE TECHNOLOGIES, INC.
	INDEX TO FINANCIAL STATEMENTS


AMERIRESOURCE TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS FOR 1996 AND 1995

Independent Auditor's Report	13

Financial Statements:
Consolidated Balance Sheet	14
Consolidated Statement of Operations	16
Consolidated Statement of Changes in Stockholders' Equity	17
Consolidated Statement of Cash Flows	18
Notes to Consolidated Financial Statements	21



	INDEPENDENT AUDITOR'S REPORT


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31,
1996, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 13 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
February 28, 1998

	AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Balance Sheet
	December 31, 1996

ASSETS
Current assets:
    Cash and cash equivalents (Note 1)                       $8,336


    Receivables:
       Trade                                             2,581,970
       Related Party                                        14,425
       Notes receivable - related party (Note 2 and 3)     330,079
       Notes receivable - other (Note 3)                    75,000
       Other receivables (Note 1)                          193,000
       Allowance for doubtful accounts                    (567,369)

                Net receivables                          2,635,441

    Earnings in excess of billings on
    uncompleted contracts (Note 1)                          83,401

    Prepaid insurance and other assets                     155,235

                Total current assets                     2,874,077


Property, Plant and Equipment (Note 1):
    Equipment                                              633,392
    Furniture, fixtures and library                        134,051
    Vehicles                                                53,087
    Capitalized lease equipment                             70,394

                                                           890,924

    Less accumulated depreciation                         (694,340)

         Net property, plant and equipment                 196,584

Other assets:
   Acquisition costs, less accumulated
   amortization of $109,089 (Note 1)                             -
   Marketable securities (Note 12)                           4,750

         Total other assets                                  4,750

 Total assets                                           $3,075,411

[CAPTION]
AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Balance Sheet
	December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade                                              $  567,437
     Related party (Note 2)                                 91,789
  Current portion of long-term debt:
     Related party (Note 2 and 4)                          490,256
     Other (Note 4)                                        753,769
  Accrued payroll and related                              602,235
  Accrued interest:
     Related party (Note )                                  56,396
     Other                                                  72,580
  Income Tax Payable                                        35,960
  Billings in excess of earnings (Note 1)                   91,508

           Total current liabilities                     2,761,930

Long-term debt:
   Notes payable:
     Other                                               1,680,939

Commitments and contingencies (Note 11)                    185,652

           Total liabilities                             4,628,521

Stockholders' equity (Note 6)
   Preferred stock, $.001 par value;
     authorized, 10,000,000 shares;
   Series A, issued and outstanding, 3,089,621 shares        3,090
   Common Stock, $.0001 par value;
     authorized, 500,000,000 shares;
   issued and outstanding, 161,713,803 shares               16,170
   Additional paid-in capital                            6,348,204
   Common stock held in treasury; 3,600 shares at cost      (5,625)
   Accumulated deficit                                  (7,914,949)

            Total stockholders' equity                  (1,553,110)

Total liabilities and stockholders' equity               3,075,411



[CAPTION]
	AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	For the Years Ended December 31, 1996 and 1995

                                                   1996           1995
Net service income                                $994,382        $4,460,376

Operating expenses                              (2,888,467)       (5,403,158)
General and administrative expenses               (894,768)       (2,307,915)
Loss from sold and closed subsidiaries (Note 8)   (708,598)                -
Operating loss                                  (3,497,451)       (3,250,697)

Other income (expense):
  Interest income                                        -            20,387
  Other income (Note 1)                                  -            92,933
  Gain on sale of subsidiary (Note 8)              100,631           124,229
  Interest expense                                 (55,366)         (585,325)
  Write down of goodwill to realizable value on
    subsequently sold subsidiary                         -          (129,968)

  Loss on marketable securities (Note 12)         (109,412)                -

                                                   (64,147)         (477,744)

Net loss before income tax                      (3,561,598)       (3,728,441)

Income tax provision (Note 7)                            -                 -

Net loss                                       $(3,561,598)      $(3,728,441)

Net loss per common share                      $      (.02)      $      (.03)

Weighted average common shares outstanding     145,942,742       125,740,846




[CAPTION]
AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 1996 and 1995

[CAPTION]

Table expressed in 000's

            $.0001 Par Val  	$.001 Par Val
	             Common Stock  	Preferred Stock	 Addl
	           Number			        Numbe				       	Paid 	Treasury	Acclted
	           of Shar	   Amt 		of Share  Am	  Capital	Stoc			  Deficit			Total
Balance
Dec 31,95	 114,951 	   $1 		 329     	$.33  $2,120 $(5.6)   $(512)    $1,613

Issuance of
Shares  for:
Services,
S-8 opt     12,200      1.2                   173.6    						          174.8
S-8 option
 exercised   1,600      1.6						             171.3   			              171.4

Cash	    	   1,200 		    .1 						             29.9    						           30

Cancellation of
shares due to
revisions of
agreement		(19,668)    (2)      					        (515)   				    	         (517)

Shares issued
for services	19,888     2 	   					    	        (2)   	            	      -

Shares issued
for conversion
of debt 	                    2,760   2.8     3,447    				 		          3,450

Net loss for the
three months ended
December 31, 1995 for
Tomahawk Construction (Note) 														             (112)
Net loss for the year ended
December 31, 1995											                          (3,728) (3,728)

Balance at
Dec 31, 95 	 130,172  	 13    3,090   3 	5,425  (5.6) (4,353)  1,082

Issuance of
Shares  for:
Services	     10,000 	  	1                 	50	                   51

S-8 options
exercised		   17,525  		 1.7		             873                   874

Fund employee
plan 	            17     2 						            1 						               1
Shares issued
due to
settlement
agt (Note 11)  4,000   		4 			               (.4)  						           -

Net loss for
the year ended
December 31, 1996                                       (3,561) (3,569)

Balance at
Dec 31, 96 	 161,713  		16  3,090   3  6,348 (5.6)      (7,915) (1,561)

[CAPTION]
AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Cash Flows
	For the Years Ended December 31, 1996 and 1995

                                             1996                 1995
Reconciliation of net loss provided by
 (used in) operating activities:

Net loss                                     $(3,561,598)        $(3,728,441)

Non-cash items:
   Depreciation and amortization                 104,060             279,189
   Non-cash services through
   issuance of stock                              51,000             346,249
   (Gain)/loss from sale and
   closure of subsidiaries                       708,598            (124,229)
   Provision for bad debts                      (394,047)            235,466
   Loss on investments                           109,412                   -
   Write down of goodwill                         95,616             154,795
   Loss (gain) on sale of equipment               17,535             (23,503)
   Adjustment for subsidiary short
   period (Note 14)                                    -            (177,919)

Changes in assets affecting operations
                 - (increase) decrease
   Accounts receivable                          (954,468)          2,056,976
   Other receivables                            (190,700)            (78,860)
   Work-in-process                             4,335,087           1,254,678
   Prepaid insurance and other expenses           90,616              18,283
   Other assets                                        -              79,502

Changes in liabilities affecting operations
                - increase (decrease)
   Bank overdrafts                                (34,017)            34,017
   Accounts payable                              (611,325)        (1,668,232)
   Accrued payroll and related                    428,967           (145,937)
   Accrued expenses                               (74,219)           (16,275)
   Accrued interest                                47,004             35,355
   Deferred rent                                  (19,524)            13,333
   Other current liabilities                        9,357           (311,517)

Net cash provided by (used in)
 operating activities                            $157,353        $(1,837,780)


[CAPTION]
AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Cash Flows
	For the Years Ended December 31, 1996 and 1995

                                                  1996             1995
Cash flows from financing activities:
     Proceeds from issuance of debt                  -             1,560,948
     Repayment of debt                           (149,017)          (101,719)
     Net advances (repayment) on
      lines of credit                                -                75,000
     Proceeds from issuance of common stock          -                30,000
     Advances to stockholders                        -              (152,404)

Net cash provided by financing activities        (149,017)         1,411,825

Cash flows from investing activities:
     Purchases of fixed assets                       -                (9,993)
     Proceeds from sale of subsidiary and assets     -                51,470
     Proceeds from notes receivable                  -                 6,000

Net cash used in investing activities                -                47,477

Increase (decrease) in cash                        8,336            (378,478)

Cash - beginning of period                           -               378,478

Cash - end of period                            $  8,336           $       -

[CAPTION]
AMERIRESOURCE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995

[CAPTION]
SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                 	1996			             1995
Purchase of fixed assets
through issuance of debt	                         $	 	             $  	27,000

Debt paid through issuance of stock	              $	 	             $3,450,000

Stock issued for services	                        $	51,000 	       $  346,249


Additional cash flow information
   Cash paid for:
       Interest	                                  $		              $	 466,500
       Income taxes	                              $		              $

1.	Summary of significant accounting policies

Nature of business and business combinations

AmeriResource Technologies, Inc., formerly known as KLH Engineering Group,
Inc (the Management Company), a Colorado corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc.

At December 31, 1996, the Management Company directly or indirectly owns 100% of the stock of KLH Engineering of Colorado Springs, KLH Engineering of San Mateo, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineers and Constructors. All of the Subsidiaries (with the exception of Pueblo which was sold) closed their operations during the year.
The Subsidiaries provided diversified civil engineering services. They serviced both private and public sector clients on projects mainly located in the Western United States Region, including Colorado and California. Private sector clients included residential, commercial, industrial, institutional and corporate clients. Public sector clients included special districts, municipalities, county, state and federal agencies.

On May 13, 1994, the Company entered into an agreement to acquire Tomahawk Construction Company, a Missouri corporation (Tomahawk). The acquisition, which was completed on July 27, 1994, was accomplished by merging Tomahawk into a wholly-owned subsidiary of the Company. Tomahawk then became a subsidiary of the Company. This transaction has been treated as a reverse acquisition.

Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation.

Basis of presentation

At January 1, 1995, Tomahawk changed its fiscal year from September 30 to December 31. These consolidated financial statements include the twelve months ended December 31, 1996 activity and balance sheet of AmeriResource Technologies and its subsidiaries. See "Nature of Business" for all subsidiaries included.

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, and its obtaining additional financing and eventually attaining a profitable level of operations.

1.	Summary of significant accounting policies (continued)

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and to take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Tomahawk Construction Company, and KLH Management Company, Inc., and the accounts of their Subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and cash equivalents

For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

Other Receivables

The Company sold the account receivables of four subisidaries to American Factors Group, Inc. This balance is contingent on the collection of these receivables. See Note 11 for explanation involving legal action taken.

Property, Plant and Equipment

The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. All others are being depreciated on a straight-line basis. The estimated useful lives used are as follows:

  Furniture, fixtures and library	                        5 to 17 years
  Equipment, including capitalized leased equipment 	     3 to 7 years
  Vehicles	                                               5 to 7 years
  Leasehold improvements	                                10 to 15 years
  Construction equipment                                 	3 to 10 years

Related depreciation and amortization expense for the years ended December 31, 1996, and 1995, was $76,671and $211,052 respectively.

Repairs and maintenance are charged to operations as incurred. Major renewals and betterment that extend the useful lives of property and equipment are capitalized.

1.	Summary of significant accounting policies (continued)

Repairs and maintenance expense totaled $17,861 and $56,738 for the years ended December 31, 1996 and 1995, respectively.

The accumulated depreciation relating to leased assets for the years ended December 31, 1996 and 1995, was $0 and $104,756, respectively.

Acquisition costs

Acquisition costs consist of legal and broker fees incurred in connection with the acquisition of the Company's subsidiaries. These costs were amortized over five years ending in 1995. All subsidiaries have been closed and all related acquisition costs have been written off.

Goodwill

The excess of the fair value over book value of the subsidiaries acquired was allocated to fixed assets and goodwill at the time of the acquisition.

Goodwill was being amortized on a straight-line basis over 15 years. The related amortization expense for 1996 and 1995 was $27,389 and $29,050, respectively.

The Company evaluates annually the realizable value of goodwill based on the subsidiaries revenue level, backlog, and their results of operations using a discounted cash flow analysis.

The unamortized goodwill of the subsidiaries closed and sold (Note 8) has been recorded in the loss from closure and sale of these subsidiaries. Goodwill was re-evaluated during 1995 and 1996 resulting in an additional write downs of $154,795 and $95,616 respectively. At December 31, 1996 all goodwill has been written off.

Offering Costs

Offering costs consist primarily of legal, accounting fees, commissions and expenses incurred related to the sale of shares of the Company's common stock (Note 6). These costs have been netted against additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

1.	Summary of significant accounting policies (continued)

Income tax

For the years ended December 31, 1996 and 1995, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

Effective January 1, 1993, the Financial Accounting Standards Board (FASB) issued FASB No. 109, "Accounting for Income Taxes". FASB No. 109 requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. There was no impact on from the adoption of this standard.

Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising from differences in the methods of accounting for construction contracts and depreciation.

Construction contracts are reported for tax purposes and for financial statement purposes on the percentage-of-completion method. Accelerated depreciation is used for tax reporting, and straight-line depreciation is used for financial statement reporting.

Revenue recognition / Earnings in excess of billings

Except for fixed fee contracts, revenue from services performed are recognized as time and expenses are incurred. Revenues from fixed fee contracts are recognized on the percentage-of-completion method. Under this method, revenues are accrued based on the percentage that costs-to-date bear to the total estimated costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recorded. For contracts which extend over one or more years, revisions in costs and estimated profits during the course of the work are reflected in the accounting period in which the facts, which require the revision, become known.

Accounts receivable represents amounts billed, but uncollected, on contracts and services rendered. Included in accounts receivable at December 31, 1996 and 1995, is $0 and $551,308 respectively in retainage on contracts that will be due upon completion of the contract. Earnings in excess of billings on uncompleted contracts consists of revenue that has been earned, but has not yet been billed by the Company. The liability, "Billings in excess of earnings" represents billing in excess of revenues recognized.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

1.	Summary of significant accounting policies (continued)

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.	Related party transactions

Some of the subsidiaries rented office space from minority stockholders and from entities with common ownership. At the balance sheet date, there were amounts owed to these related parties for rent expense and also to employees for reimbursable operating expenses. At December 31, 1996 and 1995, in addition to the above, there were miscellaneous receivables owed from officers and employees.

At December 31, 1996 and 1995, the Company and some of the Subsidiaries had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest. At December 31, 1996 and 1995, the Company also had a note receivable from a former officer and minority shareholder of the Company (Note 3).

The following transactions occurred between the Company and it stockholders and it's affiliated companies:

A. The Company leased its office space from its stockholder, Delmar Janovec. The lease is on a year to year basis unless either party gives 90 days written notice of cancellation. Rents paid were $17,258 in 1996, and $34,516 in 1995.

B. The Company has a note receivable from First American Mortgage Company in the amount of $75,771. An officer of the Company is a major shareholder of First American Mortgage Company. This note is due on demand and is non-interest bearing.

C. The Company has a note receivable from Dellar Investments in the amount of $41,156. An officer of the Company is a major shareholder of Dellar Investments. This note is due on demand and is non-interest bearing.


2.	Related party transactions (continued)

The following is a table summarizing the related party transactions described above:
[CAPTION]
                                                  	For the Years Ended
                                                      	December 31,

                                                1995		             	1996

Receivables                                    	$	-                	$	14,425

Advances                                       	$	156,881          	$	-

Note receivable - current	                      $	143,512 	         $	330,079

Accrued interest on notes payable 	             $	 21,459 	         $	 56,396

Notes payable - current	                        $	107,584          	$	490,256

Notes payable - non-current	                    $	320,648 	         $	-

Office rent incurred (included in general
and administrative expenses)	                   $	34,516 	          $	17,258

Interest expense on notes payable	              $ 	9,719 	          $	10,506


3.	Notes receivable

Related parties:

Note receivable from First American Mortgage Company, due on
demand, non-interest bearing.                                      $ 75,771

Note receivable from an officer, due on demand,
non-interest bearing.                                              $213,152

Note receivable from  Dellar Investments, due on demand,
non-interest bearing.                                              $ 41,156

Total Notes Receivable - Related Party                              330,079

Less current portion                                               (330,079)

Total                                                              $      -


Others:

Note receivable from the sale of a subsidiary,
secured, non-interest bearing, six equal payments
of $6,667 starting in June 1996.                                   $40,000

Notes receivable from several individuals,
no stated interest rate, due July 10, 1996, unsecured.             $35,000

Total Notes Receivable - Other                                      75,000

Less current portion                                               (75,000)

Total Notes Receivable                                             $     -


4.  	Notes payable
        	Related Parties:

Note dated August 11, 1995, payable to an officer in the
original amount of $344,837, unsecured.  Note bears interest at 8.75% and was due in full on August 11, 1997,
this was extended until August 11, 1998.                           $ 270,648

Note dated March 14, 1994 payable an officer, unsecured.  Note
bears interest at 8% and is due on demand.                           147,530

Notes payable to former directors, bears interest at 10%, unsecured,
due on demand.                                                        13,394

Notes payable to minority shareholder and former shareholders with
interest rates of 10% on notes due on demand, unsecured.              17,500

Note payable to Johnston Trust, in dispute (see Note 11).  No stated
interest rate, unsecured, due on demand.                              41,184

Total notes payable - related parties                                490,256

Less current portion                                                (490,256)

Long-term portion                                                   $      -


Others:
Convertible notes

Note payable with original interest rate of 10%, payable in full on
December 31, 1993.  During 1993, the note was extended with
interest at 12% due in full on December 31, 1996.
Subject to specific conditions under the note agreement,
the principal balance may be converted to 100,000 shares of
common stock.  This note is in dispute, see Note 11 for
Olivia Dodge Trust litigation.                                    $ 137,500

Bank Loans

Note dated August 11, 1995 to Industrial State Banking the original amount of $1,500,000, secured by company assets, secured and unsecured guarantees.  The note has monthly payments of $16,581
with a balloon payment of $1,355,073 due on August 11, 1998.     1,216,296

Notes payable to various subcontractors and suppliers for goods and services provided in contracts.  The notes have no interest rate and are paid to the extent a payment for providing services or goods on specified contracts are collected.  This debt is under class 7 of the Plan of Reorganization and is to be paid
from cash flow from Tomahawk.                                     464,643

4.	Notes payable (continued)
Note dated March 13, 1995, payable to United States Fidelity and
Guaranty Company in the original amount of $751,004, secured by present and future contract rights, and accounts receivable, relating to specific contracts in progress.  This debt was paid in
1997 from the proceeds of the M.K. Ferguson settlement (Note
11).                                                             500,000

Various notes payable with interest rates ranging from 0% to
12.75%, monthly payments from $226 to $243, uncollateralized.    116,269

        Total notes payable                                    2,434,708

        Less current portion                                    (753,769)

        Long-term portion                                     $1,680,939


Maturates of notes payable at December 31, 1996, are as follows:
Year Ended
December 31,

1997	                                                         $       -
1998*		                                                        1,680,939
1999		                                                                -
2000	                                                                	-
Thereafter	                                                          	-
		                                                            $1,680,939

* These obligations are due when Tomahawk is profitable and has cash flow.

5.	Operating leases

Tomahawk leases office space from First American Mortgage Company on a month-to-month basis. An officer of the Company is a major shareholder of the First American Mortgage Company.

6.	Stockholders' equity

Regulation S offering

During 1996 the Company issued 10,000,100 shares of common stock for services performed and 16,814,437 shares of common stock as a result of the exercise of options acquired under the 1994 stock option agreement.

Preferred stock

The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

Both Series A and Series B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through October 1992) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1996. The preferred dividends are not accrued until the Company declares said dividends.

Warrants

The following is a summary of the stock purchase warrants outstanding as of December 31, 1996:

	Number of			                 Exercise		          	Expiration
	warrants issued			           price		             	date
	    46,329                  	$	1.750             	January 1997
	 1,133,180 	                 $	1.375 	             *
 	1,179,509

*These warrants expire one year after the underlying shares have been registered, which has not yet occurred. None of the above warrants have been exercised to date.


6.	Stockholders' equity (continued)

Options

In January 1996, the Company issued 4,907,000 options at $.03 per share to be exercised within the next two years. Only 250,000 shares were exercised during 1996, the rest have expired.

Also during 1996 the Company issued 6,500,000 options at various prices ranging from $.02 to $.10 per share in exchange for services. An additional 2,870,000 options were issued for reduction of debt and 4,000,000 options were issued for settlement of a lawsuit. All 13,370,000 of the previous mentioned options were exercised.


7.	Income tax

No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

The Company has available for income tax purposes, a net operating loss carryforward of approximately $10,000,000 begin to expire in 2004, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $3,400,000 has not been recorded because the company believes there is a 50 percent or greater chance the net operating loss will expire unused.

The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

All of the net operating losses carryforward of approximately $10,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.

8.	Closed and sold subsidiaries

As of December 31, 1996 the following subsidiaries have ceased operations: KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo and KLH Engineers and Constructors.

In April 1996, the Company sold KLH Engineering of Pueblo to an outside party for a $40,000 note receivable, $33,433 in cash and $166,567 in assumption of debt.

Accordingly, the net losses from operations and the loss from the liquidation or sale of these subsidiaries have been included as a separate line on the accompanying statement of operations.

9.	Profit-sharing plan

The Company has an employee savings and profit-sharing plan for all eligible employees which includes an employees savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan are at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1995. This plan is administered by Security Bank of Kansas City and had a balance of $181,639 at December 31, 1996.

All Subsidiaries participate in the plan. Those subsidiaries that had defined benefit plans prior to acquisition by the Company terminated their individual plans and transferred the assets to the Company plan during 1991, except for C-REM Engineers, Inc. (C-REM), as discussed below.

Due to the stipulations under C-REM's pension plan and money purchase plan regarding a repayment of debt by an unrelated party, C-REM has not yet terminated these plans nor transferred the assets to the Company plan; however, the company intends to do so upon the repayment of the debt to the plans. Contributions have been suspended until the plans are terminated and the assets are transferred to the Company's plan.

Tomahawk sponsors an employee savings or deferred compensation plan under which a matching contribution may be made by the Tomahawk. Tomahawk has the authority to determine the amount of matching contribution, if any, to be made.

The Company issued 17,506 shares of common stock to fund this plan during 1996.


10.	Incentive stock option plan

In July 1993, the Company's shareholders approved an incentive stock option plan (ISOP) which authorizes options to be granted to key employees to purchase up to an aggregate of 500,000 shares of common stock at prices not to be less than the fair market value of the shares at the time the options are granted. The plan provides that the options may be exercisable at any time after distribution and expire three years after date of grant. As of December 31, 1994, 32,187 options have been granted at an exercise price of $1.60 each.
At the date of the audit report, all of these options have expired unexercised.

11.	Other commitments and contingencies

The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

11.	Other commitments and contingencies (continued)

The Company believes that all pending professional liability proceedings are adequately covered by insurance. However, due to the nature of the Company's business, the Company has historically been able to procure insurance, but there can be no assurance such insurance will be adequate or that it will be renewable or remain available in the future.

The Company is aware of three actions which have been filed against a closed subsidiary of the Company, Morton Technologies, Inc. ("Morton"). The actions against Morton arose prior to the Company acquiring Morton and the claims were filed after Morton was closed. At this time the Company is not answering the complaints and will file a liquidation bankruptcy proceeding for Morton if the action proceeds towards a judgment against Morton.

The Company has attempted to maintain professional liability insurance. The Company has been able to meet the costs of insurance premiums and currently has insurance, however, the Company has failed to pay certain insurance deductibles and an action has been brought against the Company for failure to pay insurance deductibles. It is believed that this action can be settled for little or no money since the Company does not have current operations or cash flow.

In October 1993, the U.S. Securities and Exchange Commission (the "SEC") began a private "order of investigation" of the Company. In a letter dated February 14, 1995, the SEC's Central Regional Office ("CRO") informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fed Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Group, AmeriResource Technologies, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1996 that no action will be taken against the Company.

On March 18, 1994 Franklin Resources, Inc. filed a Complaint, in Superior Court of California for the County of San Mateo, against C-REM Engineers, Inc., a subsidiary of the Company, and against the Company, claiming breach of contract for non payment of a note for which the Company is a guarantor. The matter was settled by allowing a stipulated judgement to be entered in the amount of $160,000. This subsidiary has been closed and has no assets to satisfy the stipulated judgement. This obligation is reflected in the notes payable section of the financial statements.

11.	Other commitments and contingencies (continued)

On April 19, 1995, the Canton Industrial Corporation and Canton Industrial Corporation of Salt Lake City (the "Plaintiffs") filed a breach of contract and fraud action against the Company. This matter has been settled at no cost to the Company.

On July 12, 1995, Thomas Neale filed a Complaint and Jury Demand in the Arapahoe County, Colorado, District Court, naming as defendants in the action the Company, Delmar Janovec (the company's President and a director), J. Larry Adams (the Company's Executive Vice President and a director), and two of the Company's subsidiaries, KLH Engineers & Constructors, Inc. ("E&C") and Tomahawk Construction Company. Mr. Neale was president of E&C from July 1994 until the company terminated his employment in May 1995. The complaint alleges breach of employment contract and express warranties, wrongful termination and violation of public policy, fraudulent concealment, and piercing of the corporate veil. This matter was settled on December 2, 1996 by the Company issuing 4,000,000 shares of restricted stock.

In February 1996, Imperial Premium Finance filed an action in the Superior Court of the State of California for the County of Los Angeles. This action is for premiums financed for errors and omissions coverage. This matter has been settled by allowing a stipulated judgement in the amount of $60,000. This obligation is recorded in the contingencies and commitments section of the financial statements.

Also in February 1996, the Bankruptcy Trustee for Scanlon and Associates, a former subsidiary of the Company, filed an action for Bankruptcy Preference in the United States Bankruptcy Court for the District of New Mexico. The Trustee maintains that the Company received a preference from the monies paid to the Company by the debtor for the one year period prior to the filing of Bankruptcy. The Company contends that the monies were not a preference. In April, 1997 the Company responded to discovery which resulted in a dismissal of the action.

On June 26, 1995, Kimberly Pearce sued KLH's Pueblo office in the District Court of Colorado. Ms. Pearce also sued Raymond Koester, a consultant for, and former employee of, the KLH's Pueblo office. The lawsuit alleges that Koester was negligent in preparing an engineering opinion on the structural integrity of an old home Pearce bought. Pearce claims that the home was not structurally sound, and that Koester should have discovered the defects. The Company believes the structural defects were not noticeable at the time of the sale and its exposure in this matter to be minimal. The Company has retained outside counsel to defend this matter. This matter will be discharged upon the filing of a Bankruptcy by this subsidiary.

On October 10, 1995, the Company brought an action against James Laraby, a former officer and director of the Company, for payment on a $150,000 promissory note made by Mr. Laraby which had matured in July 1994. No payment had been made on the note. Mr Laraby counterclaimed, seeking an accounting of records and declaratory relief. This matter has been dismissed for failure to prosecute the action.

11.	Other commitments and contingencies (continued)

On September 16, 1994, Tomahawk filed for protection pursuant to Title 11 of the U.S. Codes under Chapter 11, in the Western District of Missouri, Western Division. A plan of reorganization was filed on or about March 9, 1995 and an Amended Plan of Reorganization on April 29, 1995. The court confirmed the amended plan on August 28, 1995.

Tomahawk filed suit against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim was settled in May 1997 for the sum of $1,851,444. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of money owed by Tomahawk. Tomahawk has agreed to settle with it's bonding company (USF&G) by paying $500,000 for a release of $2,300,000 of bond claims. In addition, Tomahawk has agreed to pay Industrial State Bank the sum of $336,000 for release of the Bank's claim on the settlement money. Tomahawk will also pay the Internal Revenue Service $22,000 for a release of all liens.

In July 1996, a judgement was entered in favor of Lexington Insurance Company in the amount of $39,774 with interest (8%). In December 1997, the court entered an order ordering the Company to appear for a hearing in aid of execution. A hearing date is to be determined. This obligation is recorded as a contingency and commitment.

Tomahawk was named co-defendant in a lawsuit brought by private plaintiffs for damages allegedly sustained as a result of construction activity performed on a sewer project in Johnson County, Kansas. An unspecified amount of damages was sought. The court dismissed the action, and there is no ultimate liability to the Company since the recovery is limited to insurance proceeds.

In April 1996, Industrial State Bank filed an action against John Larry Adams on his guarantee of the Company's loan with Industrial State Bank (the "Bank").
The Bank has not filed suit against the Company nor has the Bank declared the Company in default under the loan. Mr. Adams is a director, officer and a more than 5% shareholder of the Company. Mr. Adams has retained his own counsel to respond to the complaint.

On April 26, 1996, Dyer Brothers Construction Company filed an action against the Company's Lakewood subsidiary and the subsidiary's former President, alleging negligence in the design of roadways. The roadways were initially approved by the county and the Company believes its exposure is minimal. The Company is represented by outside counsel in the lawsuit and an answer has been filed. This matter will be discharged upon the filing of Bankruptcy proceedings.

On July 9, 1996, the Comed Corporation, and it's President, Norman Fast, brought an action against the Company for breach of contract. The Company's Colorado Springs subsidiary hired Mr. Fast to perform construction management services. The amount sought is $15,090 plus interest and costs. The Company has not filed a response. This matter will be discharged upon the filing of bankruptcy proceedings after January, 1998.

11.  	Other commitments and contingencies (continued)

On July 30, 1996, Rocky Mountain Aerial Surveys, Inc. was awarded a default judgement against a subsidiary in the amount of $25,051 for the Company's failure to make payments. This obligation is recorded as an account payable.

In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve this matter. The total of the liens is approximately $480,000. The Company also faces potential action by the State of Colorado.

In February 1997, American Factors Group, L.L.C. filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. The Company has filed a response to the complaint and demanded that the matter be submitted to arbitration. An arbitrator has been appointed, but a date has not been scheduled. American Factors Group claims it is owed $291,044 plus interest.

In September 1996, John Larry Adams, the Company's former Executive Vice President, filed suit against the Company for unreimbursed expenses. In September 1997, the Company settled this matter by allowing a stipulated judgement to be entered for $80,652 plus interest. This obligation is recorded as a contingency and commitment.

The Company has defaulted upon interest and principal with respect to a promissory note in favor of the Olivia I. Dodge Charitable Remainder Unitrust (the "Dodge Trust") which became due to December 31, 1995. According to the Dodge Trust's attorney, the total due (including interest) as of May 1, 1996 was $169,761. Interest was not accrued in the financial statements since this note is in dispute.

The Company has defaulted upon interest and principal with respect to a $40,819 note in favor of the Roy Lee Johnston Trust (the "Johnston Trust"). The Johnston Trust has received a judgement in its favor but has been unsuccessful in their attempts to collect. This obligation is reflected in the notes payable section of the financial statements.

The Company's subsidiary, KLH Engineers & Constructors, Inc. has defaulted on a promissory note to Thomas Little, a former officer of the subsidiary. The note became due on November 14, 1995. The principal amount owed is $17,500 with 10% interest accruing from the date of the note, October 29, 1990. This obligation is reflected in the notes payable section of the financial statements.

12.	Marketable securities

At December 31, 1996, marketable equity securities are each stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 1996. During 1996, the Company wrote off the preferred shares of Edmund Construction since the shares were deemed worthless.

			                                                 1996          1995
Marketable securities available for sale:
100 shares of common stock, General Motors
Corporation                                         $ 4,750       $ 4,162

4,648 shares of preferred stock - Edmund
Construction                                              -        110,000

Total marketable securities at December 31, 1996    $ 4,750       $114,162


13.  	Going concern uncertainty

	The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations.  The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

14.  	Bankruptcy proceedings of subsidiary

On September 16, 1994, Tomahawk filed for protection pursuant to Title 11 of the U.S. Code under Chapter 11, in the Western District of Missouri. On August 28, 1995 the court confirmed the Company's amended plan of reorganization. The plan provides for payment of claims through the continued operations of the Company, and contingent upon the collection of receivables on completed projects. The Company has reclassified various payables into long term debt relative to these claims in the amount of $464,643.


ITEM 8.	Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

Resignation of Independent Accountant

On January 20, 1995, the Company received a letter from Lehman, Butterwick & Company, P.C. ("Lehman"), dated January 16, 1995, which notified the Company in writing of Lehman's resignation as the Company's auditors. Lehman's reports on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than a paragraph expressing doubt as to the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years and subsequent interim period there were no disagreements with Lehman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Lehman's satisfaction, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

Engagement of New Independent Accountant

On February 8, 1995, the Company engaged Crouch, Bierwolf & Call, now known as Crouch, Bierwolf & Chisholm, as its independent accountants to perform annual audits of the Company's financial records.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

Directors of the Company are elected annually, and serve until the next annual meeting of shareholders and qualification of their successors. The executive officers and directors of the Company are currently as follows:

Name	Age	Position(s) and office(s)

Delmar A. Janovec	48	Chairman of the Board of Directors and Chief
Executive Officer

Rod Clawson	41	Director and Vice President



Delmar A. Janovec has served as a director of the Company since May 12, 1994.
On June 27, 1994, he was appointed President and CEO of the Company. Mr. Janovec, who is a descendant of the Mdewskanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe, has over twenty years experience in the construction industry as a general foreman, superintendent, project manager, and estimator, and for the past fifteen years has been the owner-CEO of Tomahawk Construction Company, a subsidiary of the Company. Mr. Janovec attended undergraduate studies at Kansas State University.

Rod Clawson has been with the Company since October 1, 1993.  Since May of
1995, he has served as Vice President of the Company and President of KLH Engineers & Constructors, Inc., the Company's engineering subsidiary. On August 10, 1995, Mr. Clawson was made a director of the Company. Before his appointment as an officer of the Company, Mr. Clawson served as the Company's Marketing Director. Prior to joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. Mr. Clawson is a graduate of Regis University.

There were two changes in the Board during 1995, one change during 1996 and four changes during 1997. On August 3, 1995, Nancy Adams and Debbie Freeman resigned from the Company's board of directors to pursue other interests. Both had served on the board since their initial appointments on July 1, 1994. The board accepted their resignations, and on August 10, 1995 appointed Alicia M. (Yarbrough) Ellis and Rod Clawson as new directors of the Company. Ms. (Yarbrough) Ellis was formerly married to Chester Ellis. In July 1996 John Larry Adams resigned from the Company's board of directors. On April 6, 1997 Dick White, Alicia M. Yarbrough and Chester Ellis resigned from the board of directors. None of the resigning directors have been replaced as of March 31, 1998.

Compliance With Section 16(a) of the Exchange Act

The Company's current officers and directors were delinquent in 1996 and 1997 in the filing of all Forms 4 and 5 as required under Section 16(a).

Item 10.	Executive Compensation

Director Compensation

The Company does not pay fees to directors who are full-time employees of the Company or reimburse them for out-of-pocket expenses in connection with attending Board or committee meetings. Directors may, by resolution of the Board of Directors, receive a fixed fee for attendance at meetings of the directors. Directors are not precluded from serving in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefor. No director received any compensation for services as a director in the fiscal year ended December 31, 1996 or in the fiscal year ended December 31, 1997.

Executive Compensation


No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 1996 or 1997.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding ownership of the Company's Common Stock, par value $0.001 per share, and the Series A and B Preferred Stock taken together, as of December 31, 1997, by each person who is known by the Company to beneficially own more than five percent of the Common Stock or the Preferred Stock, by each director of the Company, and by all directors and executive officers of the Company as a group. Shares issuable upon the exercise of warrants or options that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the Company, unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable and the information contained in the notes to the table.

[CAPTION]
Name and Address                          Amount and
of Beneficial Owner      Title of Class   Nature of Owner   Percent of Class

Delmar A. Janovec        Common Stock     23,350,948        14.2%
8809 Long Street
Lenexa, KS 66215         Perferred Stock   2,760,000        89.3%

John Larry Adams         Common Stock       Unknown
Olathe, KS

Rod Clawson              Common Stock       Nil
Englewood, CO 80111

Dick White
8809 Long Street
Lenexa, KS 66215         Common Stock       Nil

Chester Ellis            All Stock          Nil

Alicia (Yarbrough) Ellis All Stock          Nil

Tibor L. Nemeth
165 North Aspan Ave.
Azusa, CA 91702          Preferred Stock   177,012      5.7

All Executives Officers  Common Stock    23,350,948     14.2%
Directors as a Group     Preferred Stock  2,760,000     89.3%

(1)	Includes 5,000,000 shares of Common Stock owned by First Americans
Mortgage Corporation, which Delmar Janovec is deemed to own beneficially by virtue of his position as executive officer and director of First Americans Mortgage Corporation.

(2)	Includes 2,760,000 shares of Preferred Stock owned by Delmar Janovec, which may be exchanged at any time by Janovec for the Company's Common Stock on a one-for-one basis.


Item 12.	Certain Relationships and Related Transactions

On January 1, 1991, the Company's subsidiary Tomahawk Construction Company entered into a month-to-month Lease agreement with Delmar and Marilyn Janovec. Under the terms of the Lease, Tomahawk is to pay the Janovec's $2,876.36 per month, plus taxes and insurance costs, for the use of the office building and surrounding property in Kansas City, Kansas. As of December 31, 1996, Tomahawk was behind $44,478.49 in payments due under the lease.

On October 21, 1992, the Company executed a Loan Modification Agreement with
Mr. Nemeth. In satisfaction of its obligation to pay interest on the line of credit through October 9, 1992, the Company issued 177,012 shares of its Series B Preferred Stock to Mr. Nemeth at his election. The Company's credit agreement with Mr. Nemeth matured on January 10, 1993. On April 22, 1993, Mr. Nemeth filed a suit against the Company, alleging breach of the loan agreements. On March 24, 1994, the Court found in favor of the Company regarding additional penalties being sought by Mr. Nemeth. Mr. Nemeth still has a claim pending against the Company seeking repayment of interest originally converted to preferred stock. The Company believes that these agreements with Mr. Nemeth were at arm's length due to the adversarial position at the time of negotiating.


On March 15, 1993, Delmar Janovec loaned Tomahawk Construction Company $19,000 at current market interest rates. The Promissory Note Tomahawk executed became due on March 15, 1995, but payment was extended under the same terms to March 15, 1996. On December 31, 1995, following another loan from Janovec to Tomahawk, Tomahawk issued to Janovec another Promissory Note, due December 31, 1996 under the same terms, in the amount of the new loan, $18,400.

On three separate occasions during 1995, Delmar Janovec exchanged debt owed to him by the Company for preferred stock in the Company. This was done to reduce the Company's liabilities and increase its equity, improving the financial condition of the Company. On September 18, 1995, the Company issued Mr. Janovec 560,000 shares of its Series A Preferred Stock in exchange for the release of $700,000 in debt the Company owed Mr. Janovec. On November 30, 1995,
1,600,000 shares of Series A Preferred Stock were issued in exchange for the release of $2,000,000 in debt the Company owed Mr. Janovec. Effective December 29, 1995, 600,000 shares of Series B Preferred Stock were issued in exchange for the release of $750,000 in debt the Company owed Mr. Janovec.
The Company's Board of Directors unanimously approved each of the transactions.

On December 31, 1995, in conjunction with a loan to Tomahawk from Janovec's wholly owned corporation Tomahawk Maintenance Services Company ("TMSC"), Tomahawk issued to TMSC a Promissory Note, due December 31, 1996, in the amount of the new loan, $20,585.69, and bearing 8.75% annual interest.

On March 31, 1998 the Company entered into a transaction whereby Delmar Janovec acquired a 51% ownership in Tomahawk Construction, the Construction Subsidiary, in exchange for reduction of obligations owed to the Company. The transaction benefits the Company by allowing Tomahawk to become a minority owned business. This status will allow Tomahawk to compete for new work. The company will continue to own 49% of Tomahawk.

Item 13.	Exhibits and Reports on Form 8-K

Exhibits

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed previously with the Commission and are incorporated herein by reference.

SEC #			DESCRIPTION

2.1				Amended Plan of Reorganization of Tomahawk Construction
Company, dated April 27, 1995.  Incorporated by reference to the
Company's Quarterly Report on Form 10-QSB for the quarterly
period ended June 30, 1995.

2.2				Second Addendum to Debtor's Amended Plan of Reorganization of
Tomahawk Construction Company, filed August 28, 1995.

3.1				Articles of Incorporation and Bylaws.  Incorporated by reference to the Company's Form S-4 registration statement, effective
February 11, 1992, File No. 33-44104.


4.1				Resolutions Establishing and Designating Series A and Series B
Convertible Preferred Stock.  Incorporated by reference to the
Company's Form S-4 registration statement, effective February
11, 1992, File No. 33-44104.

4.2				Loan Agreement, Security Agreements, and Guaranty Agreements
for KLH Engineering Group, Inc. and subsidiaries with Industrial
State Bank.  Incorporated by reference to the Company's Annual
Report on Form 10-KSB for the fiscal year ending December 31,
1993.

10.1				Agreement, dated December 7, 1995, between the Company and
Barrick Properties, L.C.

10.2				Lease, dated January 1, 1991, between Tomahawk Construction
Company and Delmar and Marilyn Janovec.

10.3				Promissory Note in the amount of $19,000, dated March 15, 1995, made by Tomahawk Construction Company to Delmar Janovec as
payee.

10.4				Promissory Note in the amount of $18,400, dated December 31,
1995, made by Tomahawk Construction Company to Delmar
Janovec as payee.

10.5				Promissory Note in the amount of $20,585.69, dated December 31,
1995, made by Tomahawk Construction Company to Tomahawk
Maintenance Services Company as payee.

10.6				Consulting Agreement, dated November 16, 1995, between the
Company and Neil Rand.

16.1				Letter, dated March 28, 1995, from Lehman, Butterwick &
Company, P.C. to the Securities & Exchange Commission.
Incorporated by reference to the Company's Annual Report on
Form 10-KSB for the fiscal year ending December 31, 1994.

22.1				List of Subsidiaries.

Reports on Form 8-K

In the first quarter of 1996, the Company filed a Current Report on Form 8-K regarding the closing of the Company's San Mateo office and the Company's continuing cash flow problems. The date of the report was March 1, 1996.

In the second quarter of 1997, the Company filed a Current Report on Form 8-K regarding the failure and inability to file timely annual report on Form 10KSB, closure of all Engineering Subsidiary's, resignation of Ed Blume, Chet Ellis, Alicia Ellis and Richard White as directors of the Corporation. The date of the report was April 8, 1997.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be executed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.


Delmar Janovec                               	March 31, 1998
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has also been executed below by the following persons in the capacities as indicated as of March 31, 1998, each of whom attests to the completeness and accuracy of this report.


Rod Clawson
Rod Clawson
Director and Vice President


	EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed previously with the Commission and are incorporated herein by reference.

SEC #	PAGE #	DESCRIPTION

2.1				Amended Plan of Reorganization of Tomahawk Construction
Company, dated April 27, 1995.  Incorporated by reference to the
Company's Quarterly Report on Form 10-QSB for the quarterly
period ended June 30, 1995.

2.2				Second Addendum to Debtor's Amended Plan of Reorganization of
Tomahawk Construction Company, filed August 28, 1995.

3.1				Articles of Incorporation and Bylaws.  Incorporated by reference to the Company's Form S-4 registration statement, effective
February 11, 1992, File No. 33-44104.

4.1				Resolutions Establishing and Designating Series A and Series B
Convertible Preferred Stock.  Incorporated by reference to the
Company's Form S-4 registration statement, effective February
11, 1992, File No. 33-44104.

4.2				Loan Agreement, Security Agreements, and Guaranty Agreements
for KLH Engineering Group, Inc. and subsidiaries with Industrial
State Bank.  Incorporated by reference to the Company's Annual
Report on Form 10-KSB for the fiscal year ending December 31,
1993.

10.1				Agreement, dated December 7, 1995, between the Company and
Barrick Properties, L.C.

10.2				Lease, dated January 1, 1991, between Tomahawk Construction
Company and Delmar and Marilyn Janovec.

10.3				Promissory Note in the amount of $19,000, dated March 15, 1995, made by Tomahawk Construction Company to Delmar Janovec as
payee.

10.4				Promissory Note in the amount of $18,400, dated December 31,
1995, made by Tomahawk Construction Company to Delmar
Janovec as payee.


10.5				Promissory Note in the amount of $20,585.69, dated December 31,
1995, made by Tomahawk Construction Company to Tomahawk
Maintenance Services Company as payee.

10.6				Consulting Agreement, dated November 16, 1995, between the
Company and Neil Rand.

16.1				Letter, dated March 28, 1995, from Lehman, Butterwick &
Company, P.C. to the Securities & Exchange Commission.
Incorporated by reference to the Company's Annual Report on
Form 10-KSB for the fiscal year ending December 31, 1994.

22.1				List of Subsidiaries.