Form 10KSB40
period 1997-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-04-13
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-KSB

(Mark One)
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1997
___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the
period from_____________ to ______________
Commission file number      0-20033

	AMERIRESOURCE TECHNOLOGIES, INC.
	(Name of small business issuer in its charter)

DELAWARE				84-1084784
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

8809 Long Avenue, Lenexa, Kansas		 66215
(Address of principal executive offices)	                     (Zip Code)

Issuer's telephone number (913) 859-9292

Securities registered under Section 12(b) of the Exchange Act:	None
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

State issuer's revenues for its most recent fiscal year $43,663

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).  $2,394,669 as of March 31, 1998

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

Engineering Subsidiary's

Until March 1992, the Company's primary means of growth was through acquisitions. Prior to such time, the Company acquired seventeen companies with operations in Wyoming, Colorado, New Mexico, Nevada, and California. The Company's emphasis was in the acquisition of selected small and mid-size civil engineering and specialty engineering firms to achieve diversification in geographical markets and services. During 1992, the Company began to experience a dramatic decline in its operations in California due primarily to the declining California economy. In January of 1993, the Company announced the first of several reorganization and cost-cutting plans, closing two California subsidiaries and cutting management costs. In late November 1993, the Company announced major consolidation plans, including the closure of several more operations. By May of 1994, the Company had closed and/or sold six additional operations. In July of 1995, the Company closed its Mexico subsidiary. During 1996 the Company closed all of its remaining Engineering Subsidiary's. The closure of the Engineering Subsidiary's was caused by the continued losses which occurred despite the reduction of operations.


The Company has consulted with legal counsel regarding the filing of bankruptcy proceedings for each of the Company=s Engineering Subsidiaries. The Company intends to file the bankruptcy proceedings during 1998.

Construction Subsidiary

On May 13, 1994, the Company entered into an agreement to acquire a Construction Subsidiary. The acquisition, which was completed on July 27, 1994, was accomplished by merging the Construction Subsidiary into a wholly owned subsidiary of the Company. Under the terms of the acquisition, the Company issued 70,854,526 and 14,659,558 shares of the Company's Common Stock to Delmar Janovec and John Larry Adams, respectively, in exchange for their shares of Tomahawk Construction, Inc.(ATomahawk@) common stock. Prior to the acquisition Mr. Janovec and Mr. Adams respectively owned 80% and 12.5% of Tomahawk's issued and outstanding common stock. Immediately following the acquisition, Mr. Janovec owned approximately 70% of the Company's Common Stock and Mr. Adams owned approximately 12%. For information regarding their current holdings in the Company, see "Security Ownership of Certain Beneficial Owners and Management".

The Construction Subsidiary is a Kansas City, Kansas-based general contractor and was a qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. On September 15, 1994, the Construction Subsidiary filed for reorganization pursuant to Chapter 11 of Title 11 of the U.S. Code (see "Legal Proceedings"). The filing was necessitated due to unexpected short term capital needs created when the Construction Subsidiary's primary lender required that seventy percent of all accounts receivable be paid to the bank for reduction of the $3,000,000 line of credit. This was a change in terms from the original loan agreement, which the Company did not expect. The Construction Subsidiary, after filing bankruptcy, entered into an agreement with the Bank to allow the Construction Subsidiary continued use of its account receivable. On August 28, 1995, the Construction Subsidiary emerged from bankruptcy. Since that time the Construction Subsidiary has been unable to secure new projects in its traditional area of expertise.

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

Net profit margins in today's construction industry on competitive bid projects are approximately three percent. As a general contractor, the Construction Subsidiary faces strong pressures to keep its cost down on its jobs-- particularly when competitive bidding is involved. Competitive bidding keeps the Construction Subsidiary's profit margin small. In addition, since its bankruptcy filing, the Construction Subsidiary has not been able to directly receive bonding for projects. The increased cost of obtaining bonding makes it difficult for the Construction Subsidiary to be competitive in its bidding. The use of joint ventures during 1998 will assist the Construction Subsidiary with its bonding problems.

Item 2.	Description of Property

  	The Company owns no real property. The Company's operations are conducted through one office in Kansas that is leased.


Item 3.	Legal Proceedings

The Company's Engineering Subsidiaries are typically subject to various claims arising in the ordinary course of business, which usually relate to claims of professional negligence or contract breaches. However, during November 1996 all of the Company's subsidiaries were closed. The Engineering Subsidiaries have not conducted any work since December 1, 1996 all pending contracts were either transferred to other engineering firms or returned to the owners of the project. The Company has discussed filing bankruptcy under chapter 7 or chapter 11 of the United States Bankruptcy Code for its Engineering Subsidiaries. The filing of the Chapter 7 petitions will take place, if necessary, after March 1998.

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

The Company is aware of three actions that have been filed against a closed subsidiary of the Company, Morton Technologies, Inc. ("Morton"). The actions against Morton arose prior to the Company acquiring Morton and the claims were filed after Morton was closed. At this time the Company is not answering the complaints and will file a liquidation bankruptcy proceeding for Morton if the action proceeds towards a judgment against Morton


In October 1993, the U.S. Securities and Exchange Commission (the "SEC") began a private "order of investigation" of the Company. In a letter dated Feb. 14, 1995, the SEC's Central Regional Office informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fred Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Technologies, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1996 that no action would be taken against the Company in this matter.

On March 18, 1994, Franklin Resources, Inc. filed a Complaint, in Superior
Court of California for the County of San Mateo, against C-REM Engineers, Inc., a subsidiary of the Company, and against the Company, claiming breach of contract for non payment of a note for which the Company is a guarantor. The matter was settled by allowing a stipulated judgement to be entered. This subsidiary has been closed and has no assets to satisfy the stipulated judgement The total judgement entered against the Company is for $160,000.

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


In October 1996, the Internal Revenue Service (the "IRS") placed liens on the assets of all of the Company=s Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve the matter with the IRS. The Total of the liens through the 3rd quarter of 1996 is approximately $320,000. It is believed that the total exposure for all quarters is approximately $480,000. As of January 1998 the Company has not yet received a lien for the 4th quarter 1996 payroll taxes. The Company also faces potential action by the State of Colorado.

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

The Company's subsidiary KLH Engineers & Constructors, Inc. has defaulted upon interest and principal with respect to a promissory note in favor of Thomas Little, a former officer of the Engineering Subsidiary, which became due upon demand made November 14, 1995. The principal amount owed is $17,500, with interest accruing at 10% per annum from the notes issuance on October 29, 1990. This obligation is reflected in the accounts payable of the subsidiary. The Company will seek bankruptcy protection for this Engineering Subsidiary if any adverse decision is rendered.

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
and Results of Operations

General

During 1997 the Company has sought work through its Construction
Subsidiary. A number of projects have been bid and proposed, however, as of March 31, 1998 only a few projects have been completed. These projects have been within the Native American community. The Company continues to bid projects and currently is in negotiation on several projects both within and outside the Native American community. The projects consist of construction of Hydroponics facilities to the construction of a paper mill facility. The Company has entered into a joint venture arrangement for the bidding of the paper mill facility. The fact that the Company has bid these projects does not mean that the company will be successful in obtaining the projects. To increase the probability of securing the projects the Company has determined that it would be in its best interest to allow Delmar Janovec to purchase a fifty-on percent interest in the Construction Subsidiary. This will be accomplished by Delmar Janovec applying a portion of the obligations owed to him
by the Company for the interest in the Construction Subsidiary.   This
transaction will allow the Construction Subsidiary to maintain a minority contractor status, providing a bidding advantage. In addition, the minority ownership will help facilitate the award of Native American projects. (Please refer to "Item 12 Certain Relationships and Related Transactions")

Comparison of the Fiscal Year Ended December 31, 1997 and December 31, 1996


This comparison will be affected by the extraordinary events of 1996 as set forth above in the closing of the entire Engineering Subsidiary.


The Company's total asset's in 1996 were $3,075,411 as compared to $887,950 in 1997. This 246% decrease in assets is primarily due from the closure of the Engineering Subsidiary and the liquidation of assets from the closing of the facilities.

The Company's liabilities decreased from $2,761,930 in 1996 to $2,341,033 in 1997. This decrease was created from the settlement with M.K. Ferguson in May 1997. This settlement substantially reduced the obligations of the Construction Subsidiary. (Please refer to "Item 3 Legal Proceedings")

The remaining debt of the Company is primarily associated with the Engineering Subsidiaries. The Company will file Chapter 11 bankruptcy proceedings during 1998 naming its Engineering Subsidiaries to eliminate a majority of the remaining liabilities. (Please refer to "Item 3 Legal Proceedings").

The net service income in 1996 decreased to $43,663 in 1997 from $994,382 in 1996. This decrease was due to the closure of the Engineering Subsidiaries and the lack of large projects for the Construction Subsidiary. The "operating expense" and "general and administrative expense" were high due to the cost of closing the Engineering Subsidiaries, legal expenses and the preparation cost associated with the M.K. Ferguson settlement.

Item 7.  Financial Statements and Supplementary Data

	AMERIRESOURCE TECHNOLOGIES, INC.
	INDEX TO FINANCIAL STATEMENTS


AMERIRESOURCE TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL
STATEMENTS FOR 1997 AND 1996

Independent Auditor's Report	13

Financial Statements:
Consolidated Balance Sheet	14
Consolidated Statement of Operations	16
Consolidated Statement of Changes in Stockholders' Equity	17
Consolidated Statement of Cash Flows	18
Notes to Consolidated Financial Statements	21



	INDEPENDENT AUDITOR'S REPORT


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1997, and the results of its operations and cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
March 24, 1998

	AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Balance Sheet
	December 31, 1997


	ASSETS
Current assets:

    Cash and cash equivalents (Note 1)                     $     188

    Receivables:
       Trade                                                 730,285
       Related Party                                          14,471
       Notes receivable- related party (Note 2 and 3)        332,904
       Notes receivable - other (Note 3)                      75,000
       Other receivables (Note 1)                            193,000
       Allowance for doubtful accounts                      (583,855)

            Net receivables                                  761,805

    Prepaid insurance and other assets                        50,249

                Total current assets                         812,242

Property, Plant and Equipment (Note 1):
    Equipment                                                633,392
    Furniture, fixtures and library                          134,051
    Vehicles                                                  53,087

                                                             820,530

    Less accumulated depreciation                           (749,572)

                 Net property, plant and equipment            70,958

Other assets:
    Marketable securities (Note 12)                            4,750

Total assets                                                $887,950

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Balance Sheet
	December 31, 1997


	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable:
            Trade                                           $638,084
            Related party (Note 2)                            36,231
      Current portion of long-term debt:
            Related party (Note 2 and 4)                     552,849
            Other (Note 4)                                   255,769
      Accrued payroll and related                            646,907
      Accrued interest:
            Related party (Note)                              97,473
            Other                                             77,760
      Income Tax Payable                                      35,960

               Total current liabilities                   2,341,033

Long-term debt:
      Notes payable:
            Other                                          1,680,939

Commitments and contingencies (Note 11)                      105,000

               Total liabilities                           4,126,972

Stockholders' equity (Note 6)
     Preferred stock, $.001 par value;
     authorized, 10,000,000 shares;
     Series A, issued and outstanding,
     3,089,621 shares authorized                              3,090
     Common Stock, $.0001 par value; authorized,
     500,000,000 shares; issued and outstanding,
     164,213,803 shares                                      16,420
     Additional paid-in capital                           6,347,954
     Common stock held in treasury; 3,600 shares at cost     (5,625)
     Accumulated deficit                                 (9,600,861)

                 Total stockholders' equity              (3,239,022)

Total liabilities and stockholders' equity               $  887,950

	AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	For the Years Ended December 31, 1997 and 1996


                                                1997        1996
Net service income                              $ 43,663    $  994,382

Operating expenses                              (737,256)   (2,888,467)
General and administrative expenses             (945,946)     (902,467)
Loss from sold and closed subsidiaries (Note 8)        -      (708,598)

Operating loss                                (1,639,539)   (3,505,150)

Other income (expense):
     Gain on sale of subsidiary (Note 8)                       100,631
     Loss on marketable securities                            (109,412)
     Interest expense                            (46,373)      (55,366)

                                                 (46,373)      (64,147)
Net loss before income tax                    (1,685,912)   (3,569,297)

Income tax provision (Note 7)                          -             -

Net loss                                      (1,685,912)  $(3,569,297)

Net loss per common share                           (.01)         (.02)

Weighted average common shares outstanding   162,963,803   145,942,742



AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 1997 and 1996
Stated in 000's

                    $.0001 Par    	$.001 Par
                    Com Stock     	Pref Stock  Addl
                    Num 				       Num 		      Paid-In	  Treas 	Accum
                    Shares	 Amt 	  Shares	 Amt Capital  	Stock 	Deficit 	Total

Bal at Dec 31, 1995 130,171 	$13	  3,090   $3 $5,425 	  $(5.6) $(4,353) $1,082
Issuance of Shares  for:
Services             10,000    1				              50					                   51
S-8 options exer     17,525   1.75               873 					                 874
Fund employee plan	      18    2 			               1 						                  1

Shares issued due to settlement
agreement (Note 11)	  4,000    .4 					                   (.4)					          -

Net loss for the year ended
   December 31, 1996	     		  						                            (3,562) (3,562)
Bal at Dec 31, 1996 161,713 	$16	  3,090   $3	$6,348   	$(5.6) $(7,915) (1,553)

Issuance of Shares  for:
S-8 options exercised	2,500  	 .25				          (.25)						                  -

Net loss for the year ended
   December 31, 1997	     		  								                          (1,686) (1,686)

Bal at Dec 31, 1997 164,214 	$16	  3,090   $3 $6,348   	$(5.6) $(9,601) (3,239)

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Cash Flows
	For the Years Ended December 31, 1997 and 1996

                                                1997            1996
Reconciliation of net loss provided by
(used in) operating activities:

Net loss                                        (1,685,912)     (3,561,598)

Non-cash items:
     Depreciation and amortization                 125,626         104,060
     Non-cash services through issuance of stock         -          51,000
     (Gain)/loss from sale and closure of subsidiaries   -         708,598
     Provision for bad debts                        16,486        (394,047)
     Loss on investments                                 -         109,412
     Write down of goodwill                              -          95,616
     Loss (gain) on sale of equipment                    -          17,535

Changes in assets affecting operations - (increase)
decrease
     Accounts receivable                         1,851,639        (954,468)
     Other receivables                              (2,825)       (190,700)
     Work-in-process                                83,401       4,335,087
     Prepaid insurance and other expenses          104,986          90,616
     Other assets                                        -               -

Changes in liabilities affecting operations - increase
(decrease)
     Bank overdrafts                                     -         (34,017)
     Accounts payable                               15,089        (611,325)
     Accrued payroll and related                    44,672         428,967
     Accrued expenses                                    -         (74,219)
     Accrued interest                               46,257          47,004
     Deferred rent                                       -         (19,524)
     Commitments and contingencies                 (80,652)              -
     Other current liabilities                     (91,508)          9,357

Net cash provided by (used in) operating
activities                                        $427,259        $157,353



AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Cash Flows
	For the Years Ended December 31, 1997 and 1996

                                                 1997             1996
Cash flows from financing activities:
     Proceeds from issuance of debt               62,593                 -
     Repayment of debt                          (498,000)         (149,017)

Net cash provided by financing activities       (435,407)         (149,017)

Net cash used in investing activities                  -                 -

Increase (decrease) in cash                       (8,148)            8,336

Cash - beginning of period                         8,336                 -

Cash - end of period                             $   188          $  8,336


AMERIRESOURCE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997 and 1996


SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                	1997          			1996
Purchase fixed assets through issuance of debt 	 $	-             	$	-

Debt paid through issuance of stock	             $	-     	        $	-

Stock issued for services	                       $	-     	        $	51,000


Additional cash flow information
   Cash paid for:
     Interest                                   	$	-             	$	-
     Income taxes                               	$	-             	$	-

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

At December 31, 1997, the Management Company directly or indirectly owns 100% of the stock of KLH Engineering of Colorado Springs, KLH Engineering of San Mateo, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, and KLH Engineers and Constructors. All of the Subsidiaries closed their operations during 1996, with the exception of KLH Pueblo which was sold to a third party during 1996. The Subsidiaries provided diversified civil engineering services. They serviced both private and public sector clients on projects mainly located in the Western United States Region, including Colorado and California. Private sector clients included residential, commercial, industrial, institutional and corporate clients. Public sector clients included special districts, municipalities, county, state and federal agencies.

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

Basis of presentation

At January 1, 1995, Tomahawk changed its fiscal year from September 30 to December 31. These consolidated financial statements include the activity for the year ended December 31, 1997 and balance sheet of AmeriResource Technologies and its subsidiaries. See "Nature of Business" for all subsidiaries included.

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

Other Receivables

The Company sold the account receivables of four subisidaries to American Factors Group, Inc. during 1996. This balance is contingent on the collection of these receivables. See Note 11 for explanation involving legal action taken.

Property, Plant and Equipment

The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. All others are being depreciated on a straight-line basis. The estimated useful lives used are as follows:

Furniture, fixtures and library	5 to 17 years
Equipment, including capitalized leased equipment	3 to 7 years
Vehicles	5 to 7 years
Construction equipment	3 to 10 years

Related depreciation and amortization expense for the years ended December 31, 1997, and 1996, was $125,626 and $76,671 respectively.

Repairs and maintenance are charged to operations as incurred. Major renewals and betterment that extend the useful lives of property and equipment are capitalized.

1.	Summary of significant accounting policies (continued)

Repairs and maintenance expense totaled $0 and $17,861 for the years ended December 31, 1997 and 1996, respectively.

There was no accumulated depreciation relating to leased assets for the years ended December 31, 1997 and 1996.

Acquisition costs

Acquisition costs consist of legal and broker fees incurred in connection with the acquisition of the Company's subsidiaries. These costs were amortized over five years ending in 1996. All subsidiaries have been closed and all related acquisition costs have been written off.

Goodwill

The excess of the fair value over book value of the subsidiaries acquired was allocated to fixed assets and goodwill at the time of the acquisition.

Goodwill was being amortized on a straight-line basis over 15 years. The related amortization expense for 1997 and 1996 was $0 and $27,389, respectively.

The Company evaluates annually the realizable value of goodwill based on the subsidiaries revenue level, backlog, and their results of operations using a discounted cash flow analysis.

The unamortized goodwill of the subsidiaries closed and sold (Note 8) has been recorded in the loss from closure and sale of these subsidiaries. In addition, the remaining value of the goodwill associated with the subsidiary sold in 1994 (Note 8) was re-evaluated during and was written down $888,325 to the value realized in the subsequent sales. Goodwill was re-evaluated during 1995 and 1996 resulting in an additional write downs of $154,795 and $95,616 respectively At December 31, 1996 all goodwill was written off.

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

Income tax

For the years ended December 31, 1997 and 1996, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

Revenue recognition / Earnings in excess of billings

Except for fixed fee contracts, revenue from services performed are recognized as time and expenses are incurred. Revenues from fixed fee contracts are recognized on the percentage-of-completion method. Under this method, revenues are accrued based on the percentage that costs-to-date bear to the total estimated costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recorded. For contracts which extend over one or more years, revisions in costs and estimated profits during the course of the work are reflected in the accounting period in which the facts which require the revision become known.

Accounts receivable represents amounts billed, but uncollected, on contracts and services rendered.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.


2.	Related party transactions

Some of the subsidiaries rented office space from minority stockholders and from entities with common ownership. At December 31, 1997 and 1996, in addition to the above, there were miscellaneous receivables owed from officers and employees.

At December 31, 1997 and 1996, the Company and some of the Subsidiaries had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest. At December 31, 1997 and 1996, the Company also had a note receivable from a former officer and minority shareholder of the Company (Note 3).

The following transactions occurred between the Company and it stockholders and its affiliated companies:

 	A.  The Company leased its office space from its stockholder, Delmar Janovec in 1996 and First American Mortgage Company (an entity with common ownership) in
1997. The lease is on a year to year basis unless either party gives 90 days written notice of cancellation.  Rents paid were $2,450 in 1997, and $17,528 in 1996.

B. The Company has a note receivable from First American Mortgage Company in the amount of $75,771. An officer of the Company is a major shareholder of the First American Mortgage Company. This note is due on demand and is non-interest bearing.

C. The Company has a note receivable from Dellar Investments in the amount of $43,981. An officer of the Company is a major shareholder of the Dellar Investments. This note is due on demand and is non-interest bearing.


2.	Related party transactions (continued)

The following is a table summarizing the related party transactions described above:

                                                     	For the Years Ended
                                                        	December 31,
	                                                  1997			        1996

Receivables	                                       $	14,471	       $	14,425

Advances	                                          $	-      	      $	-

Note receivable - current	                         $332,904       	$330,079

Accrued interest on notes payable 	                $	97,473	       $	56,396

Notes payable - current                           	$552,849       	$490,256

Notes payable - non-current	                       $	-     	       $	-

Office rent incurred (included in general
and administrative expenses)	                      $	 2,450	       $	17,528

Interest expense on notes payable	                 $	41,077	       $	10,506


3.	Notes receivable
Related parties:

Note receivable from First American Mortgage Company, due on
demand, non-interest bearing.                                     $ 75,771

Note receivable from an officer, due on demand, non-interest
bearing.                                                          213,152

Note receivable from  Dellar Investments, due on demand,
non-interest bearing.                                              43,981

Total Notes Receivable - Related Party                            332,904

Less current portion                                             (332,904)

Total                                                            $      -


Others:

Note receivable from the sale of a subsidiary, secured, non-
interest bearing, six equal payments of $6,667 starting
in June 1996. Note is in dispute, see Note 11.                  $ 40,000

Notes receivable from several individuals, no stated
interest rate, due July 10, 1997, unsecured.  These have been
extended until August 1998.                                       35,000

Total Notes Receivable - Other                                    75,000

Less current portion                                             (75,000)

Total Notes Receivable                                          $      -

4. Notes Payable
   Related Parties:

Note dated August 11, 1995, payable to an officer in the
original amount of $344,837, unsecured.  Note bears
interest at 8.75% and is due in full on August 11, 1997,
this was extended until August 11, 1998.                        $270,648

Note dated March 14, 1994 payable to an officer,
unsecured.  Note bears interest at 8% and is due on
demand.                                                          210,123

Notes payable to former directors, bears interest at 10%,
unsecured, due on demand.                                         13,394

Notes payable to minority shareholder and former
shareholders with interest rates of 10% on notes due on
demand, unsecured.                                                17,500

Note payable to Johnston Trust, in dispute (see Note 11).
No stated interest rate, unsecured, due on demand.                41,184

       Total notes payable - related parties                     552,849

       Less current portion                                     (552,849)

Long-term portion                                               $      -

Others:

Convertible notes

Note payable with original interest rate of 10%, payable in
full on December 31, 1993.  During 1993, the note was
extended with interest at 12% due in full on December 31,
1997.  Subject to specific conditions under the note
agreement, the principal balance may be converted to
100,000 shares of common stock.  This note is in dispute,
see Note 11 for Olivia Dodge Trust litigation.                  $137,500

Bank Loans

Note dated August 11, 1996 to Industrial State Bank in
the original amount of $1,500,000, secured by Company
assets, secured and unsecured guarantees.  The note has a
balloon payment of $1,216,296 due on August 11, 1998.         1,216,296

Notes payable to various subcontractors and suppliers for
goods and services provided in contracts.  The notes have
no interest rate and are paid to the extent a payment for
providing services or goods on specified contracts are
collected.  This debt is under class 7 of the Plan of
Reorganization and is to be paid from cash flows  of
Tomahawk.                                                       464,643

4. 	Notes payable (continued)

Various notes payable with interest rates ranging from 0% to
12.75%, monthly payments from $226 to $243,
uncollateralized.                                               113,913

         Total notes payable                                  1,932,352

         Less current portion                                (1,932,352)

         Long-term portion                                    $       -

Maturities of notes payable at December 31, 1997, are as follows:

Year Ended
December 31,

1998*		                             1,680,939
1999		                                      -
2000		                                      -
2001	                                       -
Thereafter	 	                               -
		                                 $1,680,939

   * These obligations are due when Tomahawk is profitable and has cash flow.


5.	Operating leases

Tomahawk leases office space from First American Mortgage Company on a month-to-month basis. An officer of the Company is a major shareholder of the First American Mortgage Company.



6.	Stockholders' equity

Regulation S offering

During 1997 the Company issued 2,500,000 shares of common as a result of the exercise of options acquired under the 1994 stock option agreement.

Preferred stock

The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

Both Series A and Series B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through October 1992) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1997. The preferred dividends are not accrued until the Company declares said dividends.


Options

In January 1996, the Company issued 4,907,000 options at $.03 per share to be exercised within the next two years. Only 250,000 shares were exercised during 1997, the rest have expired.

Also during 1996 the Company issued 6,500,000 options at various prices
ranging from $.02 to $.10 per share in exchange for services.   An additional
2,870,000 options were issued for reduction of debt and 4,000,000 options were issued for settlement of a lawsuit. All 13,370,000 of the previous mentioned options were exercised.




7.	Income tax

No current or deferred tax provision resulted, as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

The Company has available for income tax purposes, a net operating loss carryforward of approximately $10,000,000 expiring from 2004 to 2007, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded.

The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

All of the net operating loss carryforward of approximately $10,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.


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

The Company has an employee savings and profit-sharing plan for all eligible employees which includes an employees savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan are at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1996. This plan is administered by Security Bank of Kansas City and had a balance of $181,639 at December 31, 1997.

All Subsidiaries participated in the plan. Those subsidiaries that had defined benefit plans prior to acquisition by the Company terminated their individual plans and transferred the assets to the Company plan during 1991, except for C-REM Engineers, Inc. (C-REM), as discussed below.

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

Tomahawk sponsors employee savings or deferred compensation plan under which a matching contribution may be made by the Tomahawk. Tomahawk has the authority to determine the amount of matching contribution, if any, to be made.

The Company issued 17,506 shares of common stock to fund this plan during 1996. The Company did not fund this plan during 1997.


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

In October 1993, the U.S. Securities and Exchange Commission (the
"SEC") began a private "order of investigation" of the Company. In a letter dated February 14, 1996, the SEC's Central Regional Office ("CRO") informed the Company that it planned to recommend to the SEC that a civil injunctive action for violations of federal securities laws, alleged to have occurred during 1993, be brought against two former Presidents and Directors of the Company, Fed Boethling and Richard Kendall (the "Former Management"), and against the Company itself. During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Group, AmeriResource Technologies, Inc. or
Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995.
 On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1997 that no action will be taken against the Company.

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

On April 19, 1996, the Canton Industrial Corporation and Canton
Industrial Corporation of Salt Lake City (the "Plaintiffs") filed a breach of contract and fraud action against the Company. This matter has been settled at no cost to the Company.

On July 12, 1996, Thomas Neale filed a Complaint and Jury Demand in the Arapahoe County, Colorado, District Court, naming as defendants in the action the Company, Delmar Janovec (the company's President and a director), J. Larry Adams (the Company's Executive Vice President and a director), and two of the Company's subsidiaries, KLH Engineers & Constructors, Inc. ("E&C") and Tomahawk Construction Company. Mr.
Neale was president of E&C from July 1994 until the company terminated his employment in May 1996. The complaint alleges breach of employment contract and express warranties, wrongful termination and violation of public policy, fraudulent concealment, and piercing of the corporate veil.
 This matter was settled on December 2, 1996 by the Company issuing 4,000,000 shares of restricted stock.

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

Also in February 1996, the Bankruptcy Trustee for Scanlon and Associates, a former subsidiary of the Company, filed an action for Bankruptcy Preference in the United States Bankruptcy Court for the District of New Mexico. The Trustee maintains that the Company received a preference from the monies paid to the Company by the debtor for the one-year period prior to the filing of Bankruptcy. The Company contends that the monies were not a preference. In April 1996 the Company responded to discovery which resulted in a dismissal of the action.

On June 26, 1995, Kimberly Pearce sued KLH's Pueblo office in the
District Court of Colorado. Ms. Pearce also sued Raymond Koester, a consultant for, and former employee of, the KLH's Pueblo office. The lawsuit alleges that Koester was negligent in preparing an engineering opinion on the structural integrity of an old home Pearce bought. Pearce claims that the home was not structurally sound, and that Koester should have discovered the defects. The Company believes the structural defects were not noticeable at the time of the sale and its exposure in this matter to be minimal. The Company has retained outside counsel to defend this matter. This matter will be discharged upon the filing of Chapter 7 Bankruptcy by this subsidiary.

On October 10, 1995, the Company brought an action against James
Laraby, a former officer and director of the Company, for payment on a $150,000 promissory note made by Mr. Laraby that had matured in July 1994. No payment had been made on the note. Mr. Laraby counterclaimed, seeking an accounting of records and declaratory relief. This matter has been dismissed for failure to prosecute the action.

11.	Other commitments and contingencies (continued)

On September 16, 1994, Tomahawk filed for protection pursuant to Title
11 of the U.S. Codes under Chapter 11, in the Western District of Missouri, Western Division. A plan of reorganization was filed on or about March 9, 1996 and an Amended Plan of Reorganization on April 29, 1996. The court confirmed the amended plan on August 28, 1996.

Tomahawk filed suit against M.K. Ferguson for work completed in Oak
Ridge, Tennessee. The claim was settled in May 1997 for the sum of $1,851,444. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of money owed by Tomahawk. Tomahawk has agreed to settle with its bonding company (USF&G) by paying $500,000 for a release of $2,300,000 of bond claims.
 In addition, Tomahawk has agreed to pay Industrial State Bank the sum of $336,000 for release of the Bank's claim on the settlement money.
Tomahawk will also pay the Internal Revenue Service $22,000 for a release of all liens.

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

On April 26, 1996, Dyer Brothers Construction Company filed an action against the Company's Lakewood subsidiary and the subsidiary's former President, alleging negligence in the design of roadways. The roadways were initially approved by the county and the Company believes its exposure is minimal. The Company is represented by outside counsel in the lawsuit and an answer has been filed. This matter will be discharged upon the filing of Chapter 7 Bankruptcy proceedings.

On July 9, 1996, the Comed Corporation, and its President, Norman Fast, brought an action against the Company for breach of contract. The
Company's Colorado Springs subsidiary hired Mr. Fast to perform construction management services. The amount sought is $15,090 plus interest and costs. The Company has not filed a response. This matter will be discharged upon the filing of Chapter 7 bankruptcy proceedings after January 1998.

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

In February 1996, American Factors Group, L.L.C. filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. The Company has filed a response to the complaint and demanded that the matter be submitted to arbitration. An arbitrator has been appointed, but a date has not been scheduled. American Factors Group claims it is owed $291,044 plus interest.

In September 1996, John Larry Adams, the Company's former Executive
Vice President, filed suit against the Company for unreimbursed expenses.
 In September 1996, the Company settled this matter by allowing a stipulated judgement to be entered for $80,652 plus interest. This obligation is recorded as a contingency and commitment.

The Company has defaulted upon interest and principal with respect to a promissory note in favor of the Olivia I. Dodge Charitable Remainder Unitrust (the "Dodge Trust") which became due to December 31, 1995.
 According to the Dodge Trust's attorney, the total due (including interest) as of May 1, 1996 is $169,761. Interest was not accrued in the financial statements since this note is in dispute.

The Company has defaulted upon interest and principal with respect to a $40,819 note in favor of the Roy Lee Johnston Trust (the "Johnston
Trust"). The Johnston Trust has received a judgement in its favor but has been unsuccessful in their attempts to collect. This obligation is reflected in the notes payable section of the financial statements.

The Company's subsidiary, KLH Engineers & Constructors, Inc. has defaulted on a promissory note to Thomas Little, a former officer of the subsidiary. The note became due on November 14, 1996. The principal amount owed is $17,500 with 10% interest accruing from the date of the note, October 29, 1990. This obligation is reflected in the notes payable section of the financial statements.

12.	Marketable securities

At December 31, 1997, marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains occurred during the fiscal year ended December 31, 1997. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 1997. During 1996, the Company wrote off the preferred shares of Edmund
Construction since the shares were deemed worthless.

                                               1997            1996
Marketable securities available for sale:
100 shares of common stock, General
Motors Corporation                            $  4,750         $  4,750

Total marketable securities at
December 31, 1997                             $  4,750         $  4,750


13.  	Going concern uncertainty

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

On September 16, 1994, Tomahawk filed for protection pursuant to Title 11 of the U.S. Code under Chapter 11, in the Western District of Missouri. On August 28, 1995 the court confirmed the Company's amended plan of reorganization. The plan provides for payment of claims through the continued operations of the Company, and contingent upon the collection of receivables on completed projects. The Company has reclassified various payables into long-term debt relative to these claims in the amount of $464,643.

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

There were two changes in the Board during 1995, one change during 1996 and four changes during 1997. On August 3, 1995, Nancy Adams and Debbie Freeman resigned from the Company's board of directors to pursue other interests. Both had served on the board since their initial appointments on July 1, 1994.
The board accepted their resignations, and on August 10, 1995 appointed Alicia M.(Yarbrough) Ellis and Rod Clawson as new directors of the Company. Ms. (Yarbrough) Ellis was formerly married to Chester Ellis. In July 1996 John Larry Adams resigned from the Company's board of directors. On April 6, 1997 Dick White, Alicia M. Yarbrough and Chester Ellis resigned from the board of directors. None of the resigning directors have been replaced as of March 31, 1998.

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

Name and Address     Title               Amount and Nature        Percent of
of Benefl Owner      of Class            of Beneficial Owner      Class

Delmar A. Janovec    Common Stock        23,350,948*,**           14.2%
8809 Long Street
Lenexa, KS 66215     Perferred Stock      2,760,000               89.3%

John Larry Adams     Common Stock           Unknown                0
Olathe, KS

Rod Clawson          Common Stock           Nil                    0
Englewood, CO

Dick White           Common Stock           Nil                    0
8809 Long Street
Lenexa, KS 66215

Chester Ellis        All Stock              Nil                    0

Alicia (Yarbrough) Ellis  All Stock         Nil                    0

Tibor L. Nemeth      Preferred Stock     177,012                  5.7
165 North Aspan Ave.
Azusa, CA 91702

All Executives Officers
and Directors as a    Common Stock    23,350,948                 14.2%
Group                 Preferred Stock  2,760,000                 89.2%

(*)	Includes 5,000,000 shares of Common Stock owned by First Americans Mortgage
Corporation, which Delmar Janovec is deemed to own beneficially by virtue of his position as executive officer and director of First Americans Mortgage
Corporation.

(**)	Includes 2,760,000 shares of Preferred Stock owned by Delmar Janovec, which may be exchanged at any time by Janovec for the Company's Common Stock on a one-for-one basis.

Item 12.	Certain Relationships and Related Transactions

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

