Form 10QSB
period 1998-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-06-16
CIK 876490

[S]
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-QSB


(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1998

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT


	0-20033							84-1084784
(Commission File Number)		(IRS Employer Identification Number)


		     AMERIRESOURCES TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

8815 E. Long  Street, Lenexa, Kansas 			 66215
    (Address of Principal Executive Offices)		         (Zip Code)

(913) 859-9292
(Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.		Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

164,213,803 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 31, 1998.




PART I

ITEM 1.	FINANCIAL STATEMENTS

The Company's third quarter financials are attached to this report beginning on page 8.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

General

During 1997 the Company has sought work through its Construction Subsidiary, Tomahawk Construction, Inc. During the first quarter of 1998 a number of projects have been bid and proposed. The Company continues to bid projects and currently is in negotiation on several projects both within and outside the Native American community.

The projects for the Native American communities consist of construction of Hydroponics facilities, manufactured housing facilities and low income housing projects. The Company is currently preparing a proposal for work on a commercial construction project for a private corporation for whom Tomahawk Construction has performed work in the past. The Company will submit the proposal for the commercial construction as a joint venture with another construction company. The fact that the Company has bid these projects does not mean that the company will be successful in obtaining the projects.

Comparison of the Fiscal Year Ended December 31, 1997 and March 31, 1998

This comparison will be affected by the extraordinary events of 1996 as set forth above in the closing of the entire Engineering Subsidiary. Many of the obligation are obligations of the Engineering Subsidiary's.

The Company's total asset's at 1997 year end were $887,950 as compared to $886,867 as of March 31, 1998. This decrease in assets is due from the liquidation of the Company,s Marketable Securities during the first quarter.

The Company's liabilities increased from $2,341,033 at year end 1997 to $2,350,911 at March 31, 1998. This increase was caused from the advances made to the Company to meet General and Administrative expenses for the first quarter of 1998. Accounts payable "Related Party" increased from $36,231 at year end to $46,109 as of March 31, 1998.

Comparison of the Fiscal Year Ended December 31, 1997 and March 31, 1998

The net service income during the quarter was $805 which came from the gain on liquidation of marketable securities during the first quarter of 1998. The Company's expenses increased from 2,688 in the first quarter of 1997 to 11,763 for the first quarter of 1998. This increase in expenses was created from the cost of preparing bids and proposals for future work.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company's Engineering Subsidiaries are typically subject to various claims arising in the ordinary course of business, which usually relate to claims of professional negligence or contract breaches. However, during November 1996 all of the Company's subsidiaries were closed. The Engineering Subsidiaries have not conducted any work since December 1, 1996 all pending contracts were either transferred to other engineering firms or returned to the owners of the project. The Company has discussed filing bankruptcy under chapter 7 or chapter 11 of the United States Bankruptcy Code for its Engineering Subsidiaries. The filing of the bankruptcy petitions will take place, if necessary, during 1998.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

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



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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


AMERIRESOURCE TECHNOLOGIES, INC.


s/ Delmar Janovec                                                June 8, 1998
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer



AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet


ASSETS                                  March 31,          Dec. 31,
                                        1998               1997
                                        (Unaudited)        (Audited)

Current assets:
     Cash and cash equivalents           $3,855              $  188
     Receivables:
       Trade                            730,285             730,285
       Related Party                     14,471              14,471
       Notes receivable-related party   332,904             332,904
       Notes receivable - other          75,000              75,000
       Other receivables                193,000             193,000
       Allowance for doubtful accounts (583,855)           (583,855)

            Net receivables             761,805             761,805

    Prepaid insurance and other assets   50,249              50,249

                 Total current assets   815,909             812,242

Property, Plant and Equipment:
    Equipment                           633,392             633,392
    Furniture, fixtures and library     134,051             134,051
    Vehicles                             53,087              53,087

                                        820,530             820,530
    Less accumulated depreciation      (749,572)           (749,572)

     Net property, plant and equipment   70,958              70,958

Other assets:
    Marketable securities                     -               4,750

 Total assets                          $886,867             887,950



AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY   March 31,            Dec.31,
                                       1998                 1997
                                       (Unaudited)          (Audited)

Current liabilities:
   Accounts payable:
            Trade                      $638,084             638,084
            Related party                46,109              36,231
   Current portion of long-term debt:
            Related party               552,849             552,849
            Other                       255,769             255,769

      Accrued payroll and related       646,907             646,907

      Accrued interest:
            Related party                97,473              97,473
            Other                        77,760              77,760

      Income Tax Payable                 35,960              35,960

            Total current liabilities 2,350,911           2,341,033

Long-term debt:
      Notes payable:
            Other                     1,680,939           1,680,939

Commitments and contingencies           105,000             105,000

               Total liabilities      4,136,850           4,126,972

Stockholders' equity

Preferred stock, $.001 par value;
authorized, 10,000,000 shares;
Series A, issued and outstanding,
3,089,621 shares authorized               3,090               3,090

Common Stock, $.0001 par value;
authorized, 500,000,000 shares;
issued and outstanding, 164,213,803
shares                                   16,420              16,420

Additional paid-in capital            6,347,954           6,347,954

Common stock held in treasury;
3,600 shares at cost                     (5,625)             (5,625)

Accumulated deficit                  (9,611,822)         (9,600,861)

Total stockholders' equity           (3,249,983)         (3,239,022)

Total liabilities and
stockholders' equity                 $  886,867             887,950



AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For three months ended March 31, 1998 and 1997

                                      1998                1997

Net Service Income                    $  802                   -
Operating expenses                         -                   -
General and administrative expenses  (11,763)             (2,688)
Loss from  sold and closed
subsidiaries                               -                   -
   Operating loss                    (10,961)             (2,688)

Other income (expense):
 Gain on sale of subsidiary                -                   -
 Loss on marketable securities             -                   -
 Interest expense                          -                   -

Net loss before income tax           (10,961)             (2,688)
 Income tax provision                      -                   -

Net loss                             (10,961)             (2,688)

Net loss per common share             ($0.00)             ($0.00)

Weighted average common shares
outstanding                       164,213,803        145,942,742

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For three months ended March 31, 1998 and 1997

                                     1998                1997
Reconciliation of net loss
 provided by (used in)
operating    activities:
Net loss                             (10,961)            (2,688)

Non-cash items:
  Depreciation and amortization            -                  -
  Non-cash services through
    issuance of stock                      -                  -
  (Gain)/loss from sale and
    closure of subsidiaries                -                  -
  Provision for bad debts                  -                  -
  Loss on investments                      -                  -
  Write down of goodwill                   -                  -
  Loss (gain) on sale of equipment         -                  -

Changes in assets affecting
operations - (increase) decrease
  Accounts receivable                      -                  -
  Other receivables                        -                  -
  Work-in-process                          -                  -
  Prepaid insurance and other expenses     -                  -
  Other assets                             -                  -

Changes in liabilities affecting
 operations - increase (decrease)
     Bank overdrafts                       -                  -
     Accounts payable                  9,878                  -
     Accrued payroll and related           -             (2,688)
     Accrued expenses                      -                  -
     Accrued interest                      -                  -
     Deferred rent                         -                  -
     Commitments and contingencies         -                  -
     Other current liabilities             -                  -

Net cash provided by (used in)
operating activities                 $(1,083)                 -

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For three months ended March 31, 1998 and 1997

                                         1998              1997

Cash flows from financing activities:
 Proceeds from issuance of debt             -                 -
 Repayment of debt                          -                 -

Net cash provided by financing activities   -                 -

Net cash used in investing activities   4,750                 -
Increase (decrease) in cash             3,667                 -
Cash - beginning of period                188             8,336

Cash - end of period                    3,855             8,336


AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements


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

2. CORPORATIONS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS

Name                                                  Locations
AmeriResource Technologies	                           Lenexa, Kansas
KLH Engineers & Contractors, Inc.	                    Closed
KLH Engineering of Colorado Springs, Inc.            	Closed
KLH Engineering of Lakewood, Inc.	                    Closed
KLH Engineering of Grand Junction, Inc.	              Closed
KLH Engineering of San Mateo, Inc.	                   Closed
KLH Engineering of Greeley, Inc.	                     Closed
Tomahawk Construction Company, Inc.	                  Lenexa, Kansas

3. BASIS OF PRESENTATION & PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the combined accounts of AmeriResource Technologies Inc., Tomahawk Construction and the accounts of all the closed subsidiaries. All material intercompany transactions have been eliminated in consolidation.