Form 10QSB/A
period 1998-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-08-19
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1998

[ ] Transitional report for Section 13 or 15(d) of the Securities and Exchange Act of for the transaction period from to .

         Commission file number 0-20033


                        AMERIRESOURCES TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                          84-1084784
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

                                                     Yes  X   No

         The number of shares outstanding shares of the issuer's common stock $0.0001 par value (the only class of voting stock), as of May 31, 1998, was 164,213,803.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to exhibits on page 3 of this Form 10-QSB/A and are incorporated by reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter.




                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to its Quarterly Report on Form 10-QSB/A to be executed on its behalf by the undersigned, thereunto duly authorized.


                                               AMERIRESOURCE TECHNOLOGIES, INC.


                                 /s/Delmar Janovec             August 18, 1998
                                 Delmar Janovec
                           Chairman of the Board of Directors
                              and Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT           PAGE                      DESCRIPTION
NO.               NO.

19                 4                      Financial Data Schedule