Form 10QSB
period 1998-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-08-20
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1998

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


                    8815 E. Long Street Lenexa, Kansas 66215
               (Address of Principal Executive Offices) (Zip Code)


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


                                                Yes  X   No


         The number of shares outstanding shares of the issuer's common stock $0.0001 par value (the only class of voting stock), as of August 19, 1998, was 220,149,781.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9


SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS


         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1998, and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                  June 30, 1998

ASSETS

Current Assets:
     Cash and cash equivalents ..............................       $       234
     Receivables:
         Trade ..............................................           730,285
         Related party ......................................            14,471
         Notes receivable - related party ...................           332,904
         Notes receivable - other ...........................            75,000
         Other receivables ..................................           193,000
         Allowance for doubtful accounts ....................          (583,855)
                                                                    -----------

            Net receivables .................................           762,039

     Prepaid insurance and other current assets .............            50,249
                                                                    -----------

               Total current assets .........................           812,288

Property, Plant and Equipment - Net .........................            20,384

Other Assets
     Marketable securities ..................................           189,357
                                                                    -----------

Total Assets ................................................       $ 1,022,029
                                                                    ===========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                  June 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable:
            Trade ..........................................        $   634,213
            Related party ..................................             69,126
     Current portion of long-term debt:
            Related party ..................................            552,849
            Other ..........................................            255,769
     Accrued payroll and related ...........................            646,907
     Accrued interest:
         Related party .....................................             97,473
         Other .............................................             77,760
     Income tax payable ....................................             35,960
                                                                    -----------

            Total Current Liabilities ......................          2,370,057

Long-Term Debt: Net of current portion .....................          1,680,939

Commitments and Contingencies ..............................            105,000
                                                                    -----------

            Total Liabilities ..............................        $ 4,155,996

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value;
  authorized 10,000,000 shares;
  Series A, issued and outstanding,
  3,089,621 shares authorized ..............................              3,090
Common stock, $.0001 par value;
  authorized, 500,000,000 shares;
  issued and outstanding, 217,249,540 shares ...............             21,724
Additional paid-in capital .................................          6,532,257
Common stock held in treasury;
  3,600 shares at cost .....................................             (5,625)
Accumulated deficit ........................................         (9,685,413)
                                                                    -----------

Total Stockholders' Equity .................................        $(3,133,967)
                                                                    -----------

Total Liabilities and Stockholders' Equity .................        $ 1,022,029
                                                                    ===========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statements of Operations
                 For the Six Months Ended June 30, 1998 and 1997

                                              Three Months           Six Months
                                                  Ended                Ended
                                                 June 30,              June 30,
                                                  1998                  1998
                                            -----------------     --------------

Net service income .......................   $        --      $        --
Operating expenses .......................            --               --
General and administrative expenses ......          62,630           73,591
Loss from sold and closed subsidiaries ...            --               --
                                                 -----------         -----------
     Operating loss ......................         (62,630)         (73,591)

Net loss before income tax ...............         (62,630)         (73,591)
Income tax provision .....................            --               --
                                                 -----------         -----------

Net loss .................................         (62,630)         (73,591)

Net loss per common share ................   $       (0.00)    $      (0.00)

Weighted average common shares outstanding     199,570,961      181,892,382

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
       Unaudited Consolidated Condensed Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1998


                                                    $.0001 Par Value                    $.0001 Par Value
                                                      Common Stock                      Preferred Stock
                                          Number                                    Additional
                                        Accumulated                Number             Paid-In    Treasury
                                         of Shares       Amount   of Shares  Amount   Capital     Stock      Deficit        Total
                                        -------------   --------  --------- -------- ----------  --------  ----------     ---------

Balance at December 31, 1997 .........   164,213,803    $ 16,420  3,089,621 $ 3,090 $ 6,348,204  $ (5,625) $(9,611,822) $(3,249,733)

Issued shares in exchange for
  shares of Flexweight Corporation ...    16,257,166       1,626                        160,946                             162,572

Issued shares in exchange for
  shares of Kelly's Coffee Group, Inc.     2,678,571         268                         26,517                              26,785

Issuance of shares for:
  S-8 options exercised ..............    34,100,000       3,410                         (3,410)                                --

Net loss for the six months ended
  June 30, 1998 ......................                                                                         (73,591)     (73,591)
                                         -----------    --------  ---------   ------  ---------- ---------   ----------   ----------

Balance at June 30, 1998 .............   217,249,540    $ 21,724  3,089,621 $ 3,090 $ 6,532,257  $ (5,625) $(9,685,413) $(3,133,967)
                                         ===========    ========  =========   ======  ==========  ========   ==========   ==========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 1998

                                                                      Six Months
                                                                        Ended
                                                                       June 30,
                                                                         1998
                                                                       --------
Reconciliaton of net loss provided by (used in) operating activities:
Net loss ............................................................  $(73,591)

Non-cash items:
     Depreciation and amortization ..................................     50,824
     Provision for bad debts ........................................       --

Changes in assests affecting operations - increase (decrease)
     Accounts receivable ............................................       --
     Other receivables ..............................................       --
     Work-in-process ................................................       --
     Prepaid insurance and other expenses ...........................       --

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable ...............................................     19,146
     Accrued payroll and related ....................................       --
     Accured interest ...............................................       --
     Commitments and contingencies ..................................       --
     Other current liabilities ......................................       --
                                                                        --------

Net cash provided by (used in) operating activities .................    (3,621)

Cash flows from financing activities:
     Proceeds from issuance of debt .................................       --
     Repayment of debt ..............................................       --
                                                                        --------

Net cash provided by financing activities ...........................       --

Net cash used in investing activities ...............................       --

Increase (decrease) in cash .........................................    (3,621)

Cash - beginning of period ..........................................      3,855

Cash - end of period ................................................   $  7,476
                                                                        ========

                        AMERIRESOURCE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998


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

2.       Corporations Included in the Consolidated Financial Statements

                                Name                         Location
                  -----------------------------------      ------------
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

3.       Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Tomahawk Construction and the accounts of all the closed subsidiaries. All material intercompany transactions have been eliminated in consolidation.

4.       Additional footnotes included by reference

     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The Company's primary line of business is currently being conducted through Tomahawk Construction Company, a wholly owned subsidiary ("Tomahawk"). Tomahawk has traditionally focused its operations on a wide range of construction projects as a qualified American Indian Minority Business Enterprise. Tomahawk's construction projects have included utility work, earthwork, structural concrete, bridge work, asphalt and concrete paving, commercial buildings, pump stations and treatment plants.

         Unfortunately, Tomahawk's ability to generate revenues has been seriously stifled as a result of filing Chapter 11 Bankruptcy on September 15, 1994. Although Tomahawk emerged from Bankruptcy on August 25, 1995, it has been unable to obtain any substantial construction contracts. Nonetheless, Tomahawk continues to bid for new construction projects. (For more information on Tomahawk's Bankruptcy proceedings, see the Company's Form 10KSB for December 31, 1997.)

         As a result of the Company's inability to generate revenues, as it did in the past through a competitive bidding process, the Company has decided to shift its operational focus. The Company is in the process of implementing a new plan of operation in order to satisfy its debts and create operating revenues. The Company's plan is threefold.

         1. The Company plans to reduce its debt through eliminating all of its engineering subsidiaries.

                  The Company currently has 10 closed subsidiaries with no significant assets. The Company is currently in negotiations to sell off all of these subsidiaries and thereby eliminate most of the liabilities associated with these subsidiaries from its balance sheet. The Company intends to complete the sell off by September 30, 1998. These transactions are expected to have significant impact on the Company's financial position in the third quarter of 1998.


         2. The Company plans to create an integrated system that will focus on providing housing to Native Americans.

                  The   Company's   goal  is  to  position   itself  to  provide
         residential construction and lending services to Native Americans throughout the country. On August 6, 1998, the Company took a large step in this direction through the acquisition of First American Mortgage Company ("FAMC"). (For more information on the FAMC transaction, see the Company's 8-K filed on August 19, 1998). FAMC is a mortgage company whose focus is to provide financing to Native Americans. FAMC has already implemented its first pilot program with the Chicksaw Nation in Oklahoma that has allowed FAMC to secure Ten Million dollars ($10,000,000) in mortgage funding. FAMC is currently in negotiations to obtain additional mortgage funding through three additional Indian Nations in Oklahoma.

                  In addition, the Company has plans to acquire Cottonwood Development of K.C., Inc. ("Cottonwood") whose primary line of business will be the manufacture structural insulated panels ("SIPs"). SIPs are an alternative to wood source or other conventional building materials in residential and commercial construction. The advantages of SIPs are ease of construction, better insulation, industry wide recognition for their resistance to lateral loads generated by earthquakes and high winds. The Company has already begun negotiations with the Chicksaw Nation to form a joint venture to assist Cottonwood with its plans. Cottonwood is in the preliminary stages of obtaining financing through private stock placements.

                  The Company believes that the acquisition of FAMC and the potential acquisition of Cottonwood will provide the necessary resources that will allow Tomahawk to secure construction projects through the utilization of FAMC as a potential financing source and Cottonwood as a reduced cost material source. The Company's management believes that these three resources will allow it to better cater to its niche market, Native Americans. The Company's management further believes that it will be able to provide a superior product at lower cost which will allow the Company to expand its market focus outside of the Native American communities.


         3. The Company intends to implement its plans to construct and subsequently operate a Hydroponic facilities.

         The Company through Tomahawk intends to construct a hydroponics facility and operate it through a Hydroponics Division ("HDC"). The Company believes that this venture will provide some diversity to the Company's overall plan of operation. The Company is in possession of construction plans that will allow it to build a unique hydroponics facility. The facility will utilize nexus greenhouse structures that are a computerized system that monitors the growing any of vine crops to include tomatoes, peppers, English cucumbers and lettuce. The Company has conducted a feasibility study and a pro forma balance sheets which show that the venture could be profitable. The Company is in the initial stages of obtaining financing.

         The Company's ability to bring its plans to successful fruition are contingent upon obtaining sufficient capital which it has not successfully obtained as of the date of this filing. However, the Company has several prospects for obtaining conventional type loans and is utilizing equity financing methods to obtain the necessary funds. There is no guarantee that the Company will be able to obtain sufficient funding.

Liquidity and Capital Resources

         The Company and its subsidiaries continue to have very restricted liquidity. As reported in the Company's Form 10KSB for the year ended December 31, 1997, the Company has experienced severe financial difficulty as a result of Bankruptcy proceedings involving its subsidiary Tomahawk. Although Tomahawk emerged from Bankruptcy in August of 1995, Tomahawk's ability to obtain construction projects has been severely limited as a result of those proceedings. The Company's overall plan to improve its liquidity and capital resources as been outline directly above.

         In the interim, the Company will continue to utilize the resources of its president Delmar Janovec until it plans begin generating revenues. Mr. Janovec has advanced in excess of $490,000 to date to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also utilize its common stock to compensate consultants, employees and creditors when possible. In addition, the Company's subsidiaries Tomahawk and FAMC are currently seeking financing through lending institutions and private investors.

         The Company entered into several Stock Exchange Agreements during the quarter in the hopes of improving its capital resources. On June 19, 1998, the Company exchanged 2,678,571 shares of it common stock for 1,500,000 shares of Kelly's Coffee Group, Inc.'s common stock. On June 19 ,1998, the Company exchanged 16,257,166 shares of its common stock for 113,800 shares of Flexweight Corporation's common stock. All shares issued were issued pursuant to section 4(2) of the Securities Act of 1933. The Company acquired these shares as an investment and is considering further business arrangements with these entities in the construction arena.

         The Company also issued approximately Thirty Four Million One Hundred Thousand (34,100,000) shares of its common stock pursuant to an S-8 option plan to pay employees and consultants. Subsequent to the issuance of these shares the Company discovered that it had not properly filed a required Financial Data Schedule with its Form 10QSB for the period ended March 31, 1998. The Company has subsequently submitted the required Financial Data Schedule. This oversight, however, may have jeopardized the validity of its Form S-8.

         During the quarter ended June 30, 1998, the Company's working capital deficit was approximately $1,557,769. The Company has no comparison for the same quarter in 1997 because no financial statement was prepared for that quarter. Furthermore, the Company can not produce such statements due to a lack of cash flow which would be required in order to recompile financials for that quarter. However, the Company believes that a comparison is of no material value given that the Company's poor financial position this year stems from the Company's inability to produce revenues as a result of Tomahawks now concluded Bankrupcty. Any changes in the Company's working capital deficit is believed to be immaterial.

         Net stockholders' equity in the Company was a deficit of $3,133,967, as of June 30, 1998. Due to the financial difficulties that the Company experienced in 1997 no quarterly financials were filed for the quarter ended June 30, 1997. However, the Company's net stockholder's equity for June 30, 1997, was also a significant deficit. The Company's deficit is a result of the Company's inability to generate construction revenues and the accumulation of debts in its inoperable engineering subsidiaries prior to current managements involvement with the Company.

     The Company believes its proposed plans will enable the Company to substantially reduce its debt for third quarter of 1998 through the elimination of unprofitable debt ridden subsidiaries should allow the Company to reduce or perhaps eliminate its net stockholder's equity deficit and decrease its working capital deficit. In addition, the Company anticipates that its plans involving FAMC, Cottonwood, HDC and Tomahawk will hopefully allow the Company to begin producing some revenues before the end of the year.

Results of Operations

         The Company's operations for the second quarter consisted of bidding for construction projects and formulating a plan of operation. The Company was unsuccessful at its attempts to procure revenue construction projects during the quarter. However, the Company made significant progress towards its plan of operation, including the signing of an agreement which allowed the Company to acquire a 100% interest in FAMC subsequent to the end of the second quarter. (For more information on the acquisition of FAMC, see the Company's Form 8-K filed on August 19, 1998)

     Net service income for the quarter ended June 30, 1998, was $ 0. Although no comparable numbers are available, the net service income was nominal for the same period in 1997. Unfortunately, the Company had no net service income because of Tomahawks inability to procure any revenue construction projects. Likewise, in the comparable quarter in 1997, the Company was unable to procure any significant construction projects

         Operating expenses were $0 for the quarter ended on June 30, 1998. No comparable numbers are available for the comparable period in 1997. However, the operating expenses for the comparable quarter in 1997 are believed to have been significantly higher given that the operating expenses were $737,256 for the year ended December 31, 1997. The decrease in operating expenses is a result of the Company's lack of construction operations.

         General, and administrative expenses were $62,630 for the quarter ended on June 30,1998. Again , the Company has no comparable for the same period in 1997. The Company does not believe, however, that there is any material difference in general and administrative expenses for the comparable period. The Company's administrative staff consists of three employees and the administration of the Company and other related expenses have not changed significantly since the first quarter of 1997.

         The Company's net loss was $62,630 for the quarter ended on June 30, 1998. Again, the Company has no comparable for the same period in 1997. However, the Company believes that the net loss in the comparable quarter in 1997 was substantially higher due to the fact that the Company has significantly reduced its expenses in both first and second quarter 1998.

         The management highly recommends reading this Form 10QSB in conjunction with the Company's Form 10KSB for the year ended December 31, 1997, in order to gain a more complete picture of the Company's financial condition in light of the fact that no substantiated comparable numbers were available for the quarter ended June 30, 1997.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The only change in the Company's legal proceedings during the second quarter occurred in regards to the following case:

         American Factors Group, LLC v. AmeriResources Technologies, Inc. - In February 1997, a complaint was filed against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit on a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. American Factors Group, LLC claims it is owed $291,044 plus interest. The Company's demand to arbitrate was granted. Subsequent to June 30, 1998, the matter was submitted to arbitration case No. 13 181 01190 97. The Company's counsel has advised the Company that the arbitrator will likely make a decision by the middle of August of 1998.

         For additional information regarding the Company's legal proceeding, see the Company's "Legal Proceedings" section in its Form 10KSB for December 31, 1997.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to exhibits on page 9 of this Form 10QSB and are incorporated by reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter.



                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be executed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERIRESOURCE TECHNOLOGIES, INC.


                                        /s/ Delmar Janovec       August 19, 1998
                                        Delmar Janovec
                                        Chairman of the Board of Directors
                                         and Chief Executive Officer

                                INDEX TO EXHIBITS

 EXHIBIT         PAGE             DESCRIPTION
  NO.            NO.
 10 (i)           10         Stock Exchange Agreement

 10(ii)           xx         Stock Exchange Agreement