Form 10QSB/A
period 1998-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-08-21
CIK 876490

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8


SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10











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

         The management highly recommends reading this Form 10QSB/A in conjunction with the Company's Form 10KSB for the year ended December 31, 1997, in order to gain a more complete picture of the Company's financial condition in light of the fact that no substantiated comparable numbers were available for the quarter ended June 30, 1997.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to exhibits on page 9 of this Form 10QSB/A and are incorporated by reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter.



                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB/A to be executed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERIRESOURCE TECHNOLOGIES, INC.


                                        /s/ Delmar Janovec       August 21, 1998
                                        Delmar Janovec
                                        Chairman of the Board of Directors
                                         and Chief Executive Officer

                                INDEX TO EXHIBITS

 EXHIBIT         PAGE             DESCRIPTION
  NO.            NO.
 10 (i)           10         Stock  Exchange  Agreement  dated  August  7,  1998
                             between the Corporation and Flexweight Corporation, a Kansas corporation.

 10(ii)           16         Stock Exchange  Agreement Stock Exchange  Agreement
                             dated August 7, 1998 between the Corporation and Kelly's Coffee Group, Inc., a Colorado corporation.