Form 10QSB
period 1997-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-11-30
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition  report under Section 13 or 15(d) of the Securities  Exchange Act
of 1934 for the transition period from        to         .
                                      -------    -------


         Commission file number: 0-20033

                        AMERIRESOURCE TECHNOLOGIES, INC.
                   -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



               DELAWARE                             84-1084784
               --------                             ----------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)




                    8815 E. Long Street Lenexa, Kansas 66215
                ------------------------------------------------
               (Address if principle executive office) (Zip Code)


                                 (913) 859-9292
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes            No   X
                                  -----         -----

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of March 31, 1997 was 164,213,803.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS...................................................3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS....................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS......................................................5


SIGNATURES.....................................................................5


INDEX TO EXHIBITS..............................................................6










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1997, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Unaudited Consolidated Condensed Balance Sheet, March 31, 1997...............F-2

Unaudited Consolidated  Condensed Statement of Operations,  for the three months ended March 31, 1997 and 1996.........................................F-4

Unaudited  Consolidated  Condensed Statement of Cash Flows, for the three months ended March 31, 1997 and 1996.........................................F-5

Notes to Unaudited Consolidated Condensed Financial Statements...............F-6

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                 March 31, 1997

ASSETS
------

Current Assets
         Cash and cash equivalents                               $          319
                                                                 ---------------
         Receivables:
                  Trade                                               2,524,016
                  Related Party                                          14,471
                  Notes receivable-related party                        330,079
                  Notes receivable-other                                 75,000
                  Other receivables                                     193,000
                  Allowance for doubtful accounts                      (557,551)
                                                                 ---------------
                                    Net receivables                   2,579,015
                                                                 ---------------
                  Prepaid insurance and other assets                     46,772
                                                                 ---------------
                                    Total current assets              2,626,106

         Property, Plant and Equipment-Net                              196,584

         Other Assets:
                  Marketable securities                                   4,750
                                                                 ---------------

Total Assets                                                     $    2,827,440
                                                                 ===============






      See notes to unaudited consolidated condensed financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                 March 31, 1997



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable:
         Trade                                                   $      636,922
         Related Party                                                   36,231
     Current portion of long-term debt:
         Related Party                                                  490,256
         Other                                                          218,875
     Accrued Payroll and related expenses                               698,366
     Accrued Interest:
         Related Party                                                   97,473
         Other                                                           77,760
     Income Tax Payable                                                  35,960
                                                                 ---------------
                  Total Current Liabilities                           2,291,843

Long-term Debt-Net of current portion                                 2,188,939

Commitments and contingencies                                           105,000
                                                                 ---------------
                  Total Liabilities                              $    4,585,782

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, authorized 10,000,000
       shares; Series A, issued and outstanding 3,089,621
       shares authorized                                                  3,090
     Common stock, $.001 par value, authorized 5,000,000
       shares; issued and outstanding 164,213,803 shares                 16,420
     Additional paid-in capital                                       6,347,954
     Common stock held in treasury; 3,600 shares at cost                 (5,625)
     Accumulated deficit                                             (8,120,181)


     Total Stockholder' Equity                                   $   (1,758,342)
                                                                 ---------------

Total Liabilities and Stockholders' Equity                       $    2,827,440
                                                                 ===============






      See notes to unaudited consolidated condensed financial statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                 For three months ended March 31, 1997 and 1996


                                                  1997                 1996
                                             -----------------------------------


Net Service Income                                 -                  966,766
Operating expenses                                 -                 (611,952)
General and administrative expenses            (193,663)             (792,813)
Loss from sold and closed subsidiaries             -                   (6,113)
                                            ------------------------------------
Operating Loss                                 (193,663)             (444,112)
Other Income (expense)
     Interest Income                               -                       61
     Other Income                                  -                   14,585
     Interest Expense                           (11,569)              (44,264)
                                            ------------------------------------
Net Loss                                       (205,232)             (473,730)
                                            ====================================
Net loss per common share                        ($0.00)               ($0.01)
                                            ====================================
Weighted average common shares outstanding  145,942,742           132,691,399
                                            ====================================






      See notes to unaudited consolidated condensed financial statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statement of Cash Flows
               For the three months ended March 31, 1997 and 1996

                                                  For the Three Months Ended
                                                  March 31          March 31
                                                    1997              1996
                                                (unaudited)        (unaudited)
                                                -----------        -----------
Cash Flows from Operating Activities:
     Net loss                                   $  (205,232)       $  (473,731)

Non-Cash Items:
     Depreciation and amortization                        0             26,538
     Provision for bad debts                         (9,818)                 0

Changes in Assets Affecting
Operations-Increase(Decrease):
     Accounts receivable                             57,954             (8,862)
     Other receivables                                  (46)           114,094
     Work-in-process                                 83,401            (99,933)
     Prepaid insurance and other expenses           108,463            (39,962)
     Capital acquisition costs                            0                  0
     Other assets                                         0             35,728

Changes in Liabilities Affecting
Operations-Increase (Decrease):
     Accounts payable                                13,927            (49,079)
     Accrued payroll and related expense             96,131            266,591
     Accrued interest                                46,257            103,639
     Commitments and contingencies                  (80,652)                 0
     Other current liabilities                      (91,508)           194,436
                                                ------------        ------------

Net cash provided by (used in) operating
activities                                           18,877             69,459
                                                ------------        ------------

Cash Flows from Financing Activities:
     Proceeds from issuance of debt                       0                  0
     Repayment of debt                              (26,894)          (128,575)
     Net payments on line of credit                       0            (13,296)
     Proceeds from issuance of common stock               0            147,587
     Capital contributions                                0                  0
                                                ------------        ------------

Net cash provided by financing activities           (26,894)             5,716
                                                ------------        ------------

Net increase (decrease) in cash                      (8,017)            75,175

Cash and cash equivalents-beginning of period         8,336            (34,017)
                                                ------------        ------------

Cash and cash equivalents-end of period         $       319         $   41,158
                                                ============        ============






      See notes to unaudited consolidated condensed financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 March 31, 1997


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

2.       Corporations Included in the Consolidated Financial Statements

         Name                                                 Location
         -----------------------------------                  ----------------
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

4.       Additional footnotes included by reference

         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

General
-------

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

         Unfortunately, Tomahawk's ability to generate revenues has been seriously stifled as a result of filing Chapter 11 Bankruptcy on September 15, 1994. Although Tomahawk emerged from Bankruptcy on August 25, 1995, it has been unable to obtain any substantial construction contracts. Nonetheless, Tomahawk continues to bid for new construction projects. (For more information on Tomahawk's Bankruptcy proceedings, see the Company's Form 10-KSB for December 31, 1996.)

Liquidity and Capital Resources
-------------------------------

         The Company and its subsidiaries continue to have very restricted liquidity. The Company has experienced severe financial difficulty as a result of Bankruptcy proceedings involving its subsidiary Tomahawk. Although Tomahawk emerged from Bankruptcy in August of 1995, Tomahawk's ability to obtain construction projects has been severely limited as a result of those proceedings.

         In the interim, the Company will continue to utilize the resources of its president Delmar Janovec until its plans begin generating revenues. Mr. Janovec has advanced $418,697 to date to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also utilize its common stock to compensate consultants, employees and creditors when possible.

         During the quarter ended March 31, 1997, the Company's working capital was approximately $334,263 a decrease of 90% over the same quarter in 1996. This was caused by the construction subsidiary not having contracts in place during the first quarter of 1997.

         Net stockholders' equity in the Company declined from $755,876 at the end of March 31, 1996 to a deficit of $1,758,342, as of March 31, 1997. The Company's deficit is a result of the Company's inability to generate construction revenues and the accumulation of debts in its inoperable engineering subsidiaries prior to current managements involvement with the Company.

Results of Operations
---------------------

         The Company's operations for the first quarter consisted of bidding for construction projects and formulating a plan of operation. The Company was unsuccessful in its attempts to procure revenue construction projects during the quarter.

         Net service income for the quarter ended March 31, 1997, was $ 0 as compared to $966,766 for the first quarter in 1996. Unfortunately, the Company had no net service income in 1997 because of its inability to procure any revenue construction projects.

         Operating expenses decreased from $611,952 for the quarter ended March 31, 1996 to $0 for the quarter ended on March 31, 1997. The decrease in operating expenses is a result of the Company's lack of construction operations.

         General and administrative expenses were $193,663 for the quarter ended on March 31, 1997 as compared to $792,813 for the first quarter in 1996.

         The Company's net loss went from $473,730 in the first quarter ended on March 31, 1996 to $205,232 for the quarter ended on March 31, 1997. This decrease is due to unsuccessful attempts to procure revenue construction projects during the quarter.

         The  management   highly   recommends   reading  this  Form  10-QSB  in
conjunction with the Company's Form 10-KSB for the year ended December 31, 1996, in order to gain a more complete picture of the Company's financial condition.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         In February 1997 Enterprise Capital Corporation filed suit against the Company and certain Subsidiaries for breach of contract and fraud in the extension of credit on a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. The Company filed a response to the complaint and demanded that the matter be submitted to arbitration. An arbitrator has been appointed, but a date has not been scheduled. American factors Group claims it is owed $291,044 plus interest.

         For additional information regarding the Company's legal proceeding, see the Company's "Legal Proceedings" section in its Form 10-KSB for December 31, 1996.


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be executed on its behalf by the undersigned, thereunto duly authorized.


                               AMERIRESOURCE TECHNOLOGIES, INC.


                               /s/ Delmar Janovec       November 17, 1998
                               ------------------------
                               Delmar Janovec
                               Chairman of the Board of Directors
                               and Chief Executive Officer

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT           PAGE                    DESCRIPTION
NO.               NO.

3.1               *                       Articles of Incorporation and Bylaws.
                                          Incorporated by reference to Company's
                                          Form  S-4   registration   statements,
                                          effective  February 11, 1992. File No.
                                          33-44104.