Form 10QSB
period 1997-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-11-30
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

[ ]    Transition  report under Section 13 or 15(d) of the  Securities  Exchange
Act of 1934 for the transition period from       to        .
                                           ------   ------


         Commission file number: 0-20033

                        AMERIRESOURCE TECHNOLOGIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



             DELAWARE                                   84-1084784
             --------                                   ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)




                    8815 E. Long Street Lenexa, Kansas 66215
                    ----------------------------------------
               (Address if principle executive office) (Zip Code)


                                 (913) 859-9292
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes        No   X
                                                ------    ------

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of June 30, 1997 was 164,213,803.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS...................................................2

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS....................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS......................................................5


ITEM 6. REPORTS ON FORM 8-K....................................................5


SIGNATURES.....................................................................5


INDEX TO EXHIBITS..............................................................6










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1997, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Unaudited Consolidated Condensed Balance Sheet, June 30, 1997................F-2

Unaudited  Consolidated  Condensed  Statement of Operations,
  for the six months ended June 30, 1997 and 1996............................F-4

Unaudited  Consolidated  Condensed  Statement of Cash Flows,
  for the six months ended June 30, 1997 and 1996............................F-5

Notes to Unaudited Consolidated Condensed Financial Statements,
  June 30, 1997..............................................................F-6

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                  June 30, 1997

ASSETS
------

Current Assets
         Cash and cash equivalents                          $               201
         Receivables:                                       -------------------

                  Trade                                               2,582,920
                  Related Party                                          14,471
                  Notes receivable-related party                        332,904
                  Notes receivable-other                                 75,000
                  Other receivables                                     193,000
                  Allowance for doubtful accounts                     (583,857)
                                                            -------------------

                                    Net receivables                   2,614,438
                                                            -------------------

                  Prepaid insurance and other assets                     50,367
                                                            -------------------

                                    Total current assets              2,665,006

         Property, Plant and Equipment-Net                              196,584

         Other Assets:
                  Marketable securities                                   4,750
                                                            -------------------

Total Assets                                                    $     2,866,340
                                                            ====================










             See notes to unaudited condensed financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                                  June 30, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Accounts Payable:
         Trade                                               $        637,516
         Related Party                                                 36,231
     Current portion of long-term debt:
         Related Party                                                491,276
         Other                                                        331,520
     Accrued Payroll and related expenses                             707,240
     Accrued Interest:
         Related Party                                                 97,473
         Other                                                         77,760
     Income Tax Payable                                                35,960
                                                            -----------------

                  Total Current Liabilities                         2,414,976

Long-term Debt-Net of current portion                               2,189,555

Commitments and contingencies                                         105,000
                                                            -----------------

                  Total Liabilities                          $      4,709,531

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value,  authorized
       10,000,000 shares; Series A, issued and
       outstanding 3,089,621 shares authorized                          3,090
     Common stock, $.001 par value, authorized 5,000,000
       shares; issued and outstanding 164,213,803 shares               16,420
     Additional paid-in capital                                     6,347,954
     Common stock held in treasury; 3,600 shares at cost              (5,625)
     Accumulated deficit                                            8,205,030
                                                            -----------------

     Total Stockholder' Equity                               $    (1,843,191)
                                                            -----------------

Total Liabilities and Stockholders' Equity                   $      2,866,340
                                                            =================










             See notes to unaudited condensed financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                 For the six months ended June 30, 1997 and 1996

                                                     For the three months ended            For the six months ended
                                                     --------------------------            ------------------------
                                                     June 30            June 30            June 30            June 30
                                                      1997                1996              1997               1996
                                                   (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                                   -----------        -----------        -----------         -----------

Net Service Income                             $      44,143      $     518,145      $      44,143      $   1,484,911
Operating expenses                                   (63,556)          (377,811)           (63,566)          (989,763)
General and administrative expenses                  (53,862)          (637,726)          (247,525)        (1,430,539)
(Loss) or Gain from sold and closed
  subsidiaries                                             0            109,982                  0            109,982

Operating Loss                                       (73,275)                 0           (266,948)                 0

Other Income (expense)
     Interest Income                                       0                122            (23,133)               (61)
     Other Income                                          0             16,023                  0            (30,547)
     Interest Expense                                 11,564             47,551            (23,133)           (91,815)

Net Loss                                             (84,839)          (418,816)          (290,081)          (886,616)

Net loss per common share                                  0              (0.01)                 0              (0.01)

Weighted average common shares outstanding       162,963,803        132,636,448        162,963,803        132,636,448










             See notes to unaudited condensed financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statement of Cash Flows
                 For the six months ended June 30, 1997 and 1996


                                                    For the six months ended
                                                    ------------------------
                                                   June 30             June 30
                                                    1997                 1996
                                                 (Unaudited)         (Unaudited)
                                                 -----------         -----------
Cash Flows from Operating Activities:
     Net loss                              $      (290,081)   $       (886,616)
                                                 -----------         -----------

Non-Cash Items:
     Depreciation and amortization         $             0    $        100,460
     Provision for bad debts                        16,488                   0
                                                 -----------         -----------

Changes in Assets Affecting
Operations-Increase (Decrease):
     Accounts receivable                   $          (950)   $         29,042
     Other receivables                              (2,871)             (9,597)
     Work-in-process                                83,401             143,087
     Prepaid insurance and other expenses          104,868               7,395
     Capital acquisition costs                           0                   0
     Other assets                                        0            (225,050)
                                                 -----------         -----------

Changes in Liabilities Affecting
Operations-Increase (Decrease):
     Accounts payable                      $        14,521    $        (45,394)
     Accrued payroll and related expense           105,005             260,919
     Accrued interest                               46,257             (25,168)
     Commitments and contingencies                 (80,652)            (20,000)
     Other current liabilities                     (91,508)           (327,083)
                                                 -----------         -----------

Net cash provided by (used in) operating
activities                                 $       (95,522)   $       (998,005)
                                                 -----------         -----------

Cash Flows from Financing Activities:
     Proceeds from issuance of debt        $       114,281    $        379,628
     Repayment of debt                             (26,894)                  0
     Proceeds from issuance of common stock              0             268,748
     Capital contributions                               0             353,400
                                                 -----------         -----------

Net cash provided by financing activities  $        87,387    $      1,001,776
                                                 -----------         -----------

Net increase (decrease) in cash            $        (8,135)   $          3,771

Cash and cash equivalents-beginning of
period                                               8,336                   0
                                                 -----------         -----------

Cash and cash equivalents-end of period    $           201    $          3,771
                                                 ===========         ===========


       See notes to unaudited consolidated condensed financial statements

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                  June 30, 1997


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


















       See notes to unaudited consolidated condensed financial statements

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

         In the interim, the Company will continue to utilize the resources of its president Delmar Janovec until its plans begin generating revenues. Mr. Janovec has advanced $419,197 to date to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also utilize its common stock to compensate consultants, employees and creditors when possible.

         During the quarter ended June 30, 1997, the Company's working capital deficit was approximately $250,030 a decrease of $3,672,447 from the same quarter in 1996. This was caused by the construction subsidiary not having contracts in place during the second quarter of 1997.

         Net stockholders' equity in the Company declined from $982,874 at the end of June 30, 1996 to a deficit of $1,843,191, as of June 30, 1997. The Company's deficit is a result of the Company's inability to generate construction revenues and the accumulation of debts in its inoperable engineering subsidiaries prior to current managements involvement with the Company.

Results of Operations
---------------------

         The Company's operations for the second quarter consisted of bidding for construction projects and formulating a plan of operation. The Company was unsuccessful in its attempts to procure revenue construction projects during the quarter.

         Net service income for the quarter ended June 30, 1997, was $44,143 as compared to $518,145 for the second quarter in 1996. Unfortunately, this is due to Tomahawk's inability to procure any revenue construction projects.

         Operating expenses decreased from $377,811 for the quarter ended June 30, 1996 to $63,556 for the quarter ended on June 30, 1997. The decrease is due to lack of operations from its construction subsidiary.

         General, and administrative expenses were $53,862 for the quarter ended on June 30, 1997 as compared to $$637,726 for the second quarter in 1996. The decrease is due to no significant operations for 1997,

         The Company's net loss went from $418,816 for the quarter ended June 30, 1996 to $84,839 for the quarter ended on June 30, 1997. This decrease is due to the Company's efforts to eliminate unprofitable operations.

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


ITEM 6.  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K, April 8, 1997, regarding the failure and inability to file timely annual report on Form 10-KSB, closure of all Engineering Subsidiary's, resignation of Ed Blume, Chet Ellis, Alicia Ellis and Richard White as directors of the Corporation.


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be executed on its behalf by the undersigned, thereunto duly authorized.


                                AMERIRESOURCE TECHNOLOGIES, INC.


                                /s/ Delmar Janovec     November 13, 1998
                                -----------------------
                                Delmar Janovec
                                Chairman of the Board of Directors
                                and Chief Executive Officer

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT           PAGE                 DESCRIPTION
NO.               NO.

3.1               *                    Articles  of  Incorporation  and  Bylaws.
                                       Incorporated    by   reference   to   the
                                       Company's    Form    S-4     registration
                                       statements,  effective February 11, 1992.
                                       File No. 33-44104.