Form 10QSB
period 1997-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-12-01
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the quarterly period ended September 30, 1997.

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the transition period from       to      .
                                           -----    -----


         Commission file number: 0-20033

                        AMERIRESOURCE TECHNOLOGIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



              DELAWARE                                   84-1084784
              --------                                   -----------
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

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of September 30, 1997 was 164,213,803.

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

ITEM 1. LEGAL PROCEEDINGS......................................................5


SIGNATURES.....................................................................5


INDEX TO EXHIBITS..............................................................6










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1997, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Unaudited Consolidated Condensed Balance Sheet, September 30, 1997...........F-2

Unaudited Consolidated  Condensed Statement of Operations,
  for the three months ended March 31, 1997 and 1996.........................F-4

Unaudited  Consolidated  Condensed Statement of Cash Flows,
  for the three months ended March 31, 1997 and 1996.........................F-5

Notes to Unaudited Consolidated Condensed Financial Statements,
  September 30, 1997.........................................................F-6

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                               September 30, 1997

ASSETS
------

Current Assets
         Cash and cash equivalents                          $               195
         Receivables:                                       -------------------
                  Trade
                  Related Party Notes receivable -                      731,000
                    related party                                        14,471
                  Notes receivable - other                              332,904
                  Other  receivables                                     75,000
                  Allowance  for doubtful accounts                      193,000
                                                                      (583,859)
                                                            -------------------
                                    Net receivables
                                                                        762,516
                                                            -------------------
                  Prepaid insurance and other assets
                                                                         50,195
                                                            -------------------
                                    Total current assets
                                                                        812,906
         Property, Plant and Equipment-Net
                                                                         81,945
         Other Assets:
                  Marketable securities
                                                                          4,750
                                                            -------------------
Total Assets
                                                               $        899,601
                                                            ===================








           See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                               September 30, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Accounts Payable:
         Trade                                                $         664,090
         Related Party                                                   36,231
     Current portion of long-term debt:
         Related Party                                                  515,028
         Other                                                          730,412
     Accrued Payroll and related expenses                               526,391
     Accrued Interest:
         Related Party                                                   97,473
         Other                                                           51,437
     Income Tax Payable                                                  35,960
                                                              -----------------

                  Total Current Liabilities                           2,657,022

Long-term Debt-Net of current portion                                 1,214,296

Commitments and contingencies                                           105,000
                                                              -----------------

                  Total Liabilities                           $       3,976,318

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value,  authorized
       10,000,000 shares; Series A, issued and
       outstanding 3,089,621 shares authorized                            3,090
     Common stock, $.001 par value, authorized 500,000,000
       shares; issued and outstanding 164,213,803 shares                 16,420
     Additional paid-in capital                                       6,347,954
     Common stock held in treasury; 3,600 shares at cost                (5,625)
     Accumulated deficit                                              9,438,556
                                                              -----------------

     Total Stockholder' Equity                                $     (3,076,717)
                                                              -----------------

Total Liabilities and Stockholders' Equity                       $      899,601
                                                              =================








           See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
              For the Nine Months Ended September 30, 1997 and 1996



                                              For the Three Months Ended            For the Nine Months Ended
                                           September 30        September 30      September 30        September 30
                                              1997                1996              1997                1996
                                           (Unaudited)         (Unaudited)       (Unaudited)         (Unaudited)
                                           -----------         -----------       -----------         -----------

Net Service Income                      $        (480)     $     589,430      $      43,663      $   2,074,341

Operating expenses                           (672,520)          (380,688)          (736,086)        (1,370,451)
General and administrative expenses          (548,849)          (499,351)          (796,374)        (1,929,890)
Gain or (Loss) from sold and closed
  subsidiaries                                   --              (94,927)              --               15,055
                                         -------------      -------------      -------------      -------------
Operating Loss                             (1,221,849)          (385,536)        (1,488,797)        (1,210,945)
Other Income (expense)
     Interest Income                             --                4,199               --                4,138
     Other Income                                --               91,651               --               61,104
     Interest Expense                         (11,677)            (8,884)           (34,810)          (100,699)
                                         -------------      -------------      -------------      -------------

Net Loss                                   (1,233,526)          (298,570)        (1,523,607)        (1,246,402)
                                         =============      =============      =============      =============

Net loss per common share                $      (0.00)      $      (0.01)      $      (0.00)      $      (0.01)
                                         =============      =============      =============      =============
Weighted average common shares
  outstanding                             162,963,803        149,986,217        162,963,803        149,986,217
                                         =============      =============      =============      =============








           See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statement of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996


                                                    For the Nine Months Ended
                                                 September 30       September 30
                                                     1997               1996
                                                  (Unaudited)        (Unaudited)
                                                  -----------        -----------

Cash Flows from Operating Activities:
     Net loss                                $    (1,523,607)   $    (1,246,402)
                                               --------------     --------------

Non-Cash Items:
     Depreciation and amortization           $       114,639   $         81,372
     Provision for bad debts                          16,490                  0
                                              --------------    ---------------

Changes in Assets Affecting Operations-Increase (Decrease):
     Accounts receivable                     $     1,850,970   $        121,008
     Other receivables                                (2,871)                 0
     Work-in-process                                  83,401            196,143
     Prepaid insurance and other expenses            105,040             31,408
     Capital acquisition costs                             0             12,391
     Other assets                                          0             42,872
                                              --------------    ---------------

Changes in Liabilities Affecting
  Operations-Increase (Decrease):
     Accounts payable                        $        41,095   $         55,981
     Accrued payroll and related expense             (75,844)           364,027
     Accrued interest                                 19,934            120,696
     Commitments and contingencies                   (80,652)           (74,219)
     Other current liabilities                       (91,508)          (574,278)
                                              --------------    ----------------

Net cash provided by (used in)
  operating activities                       $       457,087   $       (869,001)
                                              --------------    ----------------

Cash Flows from Financing Activities:
     Proceeds from issuance of debt          $       114,281   $        247,836
     Repayment of debt                              (579,509)                 0
     Proceeds from issuance of common
       stock                                               0            271,229
     Capital contributions                                 0            392,400
                                               --------------    ---------------

Net cash provided by financing activities    $      (465,228)  $        911,465
                                               --------------    ---------------

Net increase (decrease) in cash              $        (8,141)  $         42,464

Cash and cash equivalents-beginning of
  period                                               8,336                  0
                                               --------------    ---------------

Cash and cash equivalents-end of period      $           195   $         42,464
                                               ==============    ===============


           See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                               September 30, 1997


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

         In the interim, the Company will continue to utilize the resources of its president Delmar Janovec until its plans begin generating revenues. Mr. Janovec has advanced $442,949 to date to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also utilize its common stock to compensate consultants, employees and creditors when possible.

         During the quarter ended September 30, 1997, the Company's working capital deficit was approximately $1,844,116 a decrease of $5,351,499 from the same quarter in 1996. This was caused by the construction subsidiary not having contracts in place during the third quarter of 1997.

         Net stockholders' equity in the Company declined from $1,041,865 at the end of September 30, 1996 to a deficit of $3,076,717, as of September 30, 1997. The Company's deficit is a result of the Company's inability to generate construction revenues and the accumulation of debts in its inoperable engineering subsidiaries prior to current managements involvement with the Company.

Results of Operations
---------------------

         The Company's operations for the third quarter consisted of bidding for construction projects and formulating a plan of operation. The Company was unsuccessful in its attempts to procure revenue construction projects during the quarter.

         Net service income for the quarter ended September 30, 1997, was a deficit of $480 as compared to $589,430 for the third quarter in 1996.
Unfortunately, this is due to Tomahawks inability to procure any revenue construction projects.

         Operating expenses increased from $380,688 for the quarter ended September 30, 1996 to $672,520 for the quarter ended on September 30, 1997. The increase is due to legal and consulting fees that were incurred in the preparation/process of the law-suit filed against MK-Ferguson/DOE which resulted in an award of $1,851,444 to Tomahawk.

         General, and administrative expenses were $548,849 for the quarter ended on September 30, 1997 as compared to $$499,351 for the third quarter in 1996. This increase is also due to fees associated with the law-suit filed against MK-Ferguson/DOE.

         The Company's net loss went from $298,570 for the quarter ended September 30, 1996 to $1,233,526 for the quarter ended on September 30, 1997. This decrease is due to the write down and final settlement of the
MK-Ferguson/DOE claim and expenses that were incurred in estimating and attempting to negotiate a contract with Fluor-Daniels on a project for Procter & Gamble Co. that ultimately resulted in not being awarded a project. ARET's subsidiary, Tomahawk, and a Joint Venture with Dunn Industrial Group, Inc. spent almost one year on estimating the several design changes that occurred on this project that exceeded $600 Million Dollars in construction costs.

         The  management   highly   recommends   reading  this  Form  10-QSB  in
conjunction with the Company's Form 10-KSB for the year ended December 31, 1996, in order to gain a more complete picture of the Company's financial condition.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         There has been no change in the Company's legal proceedings during the third quarter of 1997.

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


                                 AMERIRESOURCE TECHNOLOGIES, INC.


                                 /s/ Delmar Janovec  November 13, 1998
                                 --------------------
                                 Delmar Janovec
                                 Chairman of the Board of Directors
                                 and Chief Executive Officer

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