Form 10QSB
period 1998-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-12-22
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of  1934  for  the  transition  period  from    to    .
                                                         ----  ----

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of September 30, 1998 was 380,102,031.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS...................................................3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS....................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS......................................................6


ITEM 6. REPORTS ON FORM 8-K....................................................7


SIGNATURES.....................................................................7


INDEX TO EXHIBITS..............................................................8










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1998, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                              PAGE
-----------------------------                                              ----


Unaudited Consolidated Condensed Balance Sheet, September 30, 1998..........F-2

Unaudited Consolidated Condensed Statement of Operations, for the nine months ended September 30, 1998 and 1997...................................F-4

Unaudited Consolidated Condensed Statement of Cash Flows, for the nine months ended September 30, 1998 and 1997...................................F-5

Notes to Unaudited Consolidated Condensed Financial Statements,
 September 30, 1998.........................................................F-6

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                               September 30, 1998


ASSETS

Current Assets:
    Cash and cash equivalents                       $     1,762
                                                    -----------

     Receivables:
         Trade                                          734,785
         Related party                                  143,981
         Notes receivable-related party                 252,060
         Notes receivable-other                          75,000
          Other receivables                             193,000
         Allowance for doubtful accounts               (583,855)

                 Net receivables                        814,971

    Prepaid insurance and other assets                   50,344

          Total current assets                          867,077

   Property, Plant and Equipment-Net                     28,655

   Other Assets:
           Marketable securities                        184,607
           Organization costs-net of amortization           525

          Total other assets                            184,132

 Total assets                                       $ 1,080,864
                                                    ===========


















            See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Condensed Balance Sheet
                               September 30, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable:
        Trade                                                $    637,419
         Related party                                             54,655
  Current portion of long-term debt:
          Related party                                           707,990
          Other                                                   317,799
  Accrued payroll and related expenses                            440,316
  Accrued interest:
          Related party                                            97,473
          Other                                                    86,997
  Income tax payable                                               35,960

            Total current liabilities                           2,378,609

Long-term Debt-Net of current portion                           1,680,939

Commitments and contingencies                                     105,000

            Total Liabilities                                $  4,164,548

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; authorized 10,000,000
      shares; Series A, issued and outstanding 3,089,621
      shares authorized                                             3,090
  Common stock, $.0001 par value; authorized 500,000,000
       Shares; issued and outstanding 380,102,031 shares           38,011
  Additional paid-in capital                                    7,243,673
  Common stock held in treasury; 11,553,600 shares at cost       (236,625)
   Accumulated deficit                                        (10,131,833)

            Total Stockholders' Equity                         (3,083,684)

Total liabilities and Stockholders' Equity                   $  1,080,864
                                                             ============








            See notes to unaudited consolidated financial statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
             For the Nine Months Ended September 30, 1998 and 1997


                                            For the three months  Ended       For the Nine months Ended
                                            September 30   September 30      September 30   September 30
                                                1998           1997              1998           1997
                                            (Unaudited)    (Unaudited)        (Unaudited)    (Unaudited)


Net Service Income                       $      21,365    $        (480)   $      21,365    $      43,663

Operating expenses                                   0          672,520           50,573          736,086
General and administrative expenses            474,849          548,849          497,867          796,374
Loss from sold and closed subsidiaries               0                0                0                0
  Total Expenses                               474,849        1,221,369          548,440        1,532,460
                                         -------------    -------------    -------------    -------------

     Operating loss                           (453,484)      (1,221,849)        (527,075)      (1,488,797)

Other Income (Expense):
  Loss on sale of assets                         3,769                0            3,769                0
  Interest expense                                 128           11,677              128           34,810
                                         -------------    -------------    -------------    -------------

Net loss                                      (457,381)      (1,233,526)        (530,972)      (1,523,607)
                                         =============    =============    =============    =============


Net loss per common share                         0.00             0.00             0.00             0.00
                                         =============    =============    =============    =============

Weighted average common shares
     Outstanding                           271,533,703      162,963,803      271,533,703      162,963,803
                                         =============    =============    =============    =============




















            See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statement of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                                                    For the Nine Months Ended
                                                                   September 30   September 30
                                                                       1997           1996
                                                                    (Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
         Net loss                                                  $  (530,972)   $(1,523,607)

Non-Cash Items:
         Depreciation and amortization                                  27,408        114,639
         Provision for bad debts                                             0         16,490

Changes in Assets Affecting Operations-Increase (Decrease):
         Accounts receivable                                            53,166      1,850,970
         Other receivables                                                   0         (2,871)
         Work-in-process                                                     0         83,401
         Prepaid insurance and other expenses                               95        105,040

Changes in Liabilities Affecting Operations-Increase (Decrease):
         Accounts payable                                               17,759         41,905
         Accrued payroll and related expense                          (206,591)       (75,844)
         Accrued interest                                               (9,237)        19,934
         Commitments and contingencies                                       0        (80,652)
         Other current liabilities                                           0        (91,508)

Net cash provided by (used in) operating activities                   (648,372)       457,087

Cash Flows from Financing Activities:
         Proceeds from issuance of debt                                217,171        114,281
         Repayment of debt                                                   0       (579,509)
         Proceeds from issuance of common stock                        663,775              0

Net cash provided by financing activities                              880,946       (465,228)

Cash flows from investing activities:
      Purchase of treasury stock                                      (231,000)             0

Net cash used in operating activities                                 (231,000)             0

Net increase (decrease) in cash                                          1,574         (8,141)

Cash and cash equivalents-beginning of period                              188          8,336

Cash and cash equivalents-end of period                                  1,762            195




            See notes to unaudited consolidated financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                               September 30, 1998


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

2.       Corporations Included in the Consolidated Financial Statements

                                Name                          Location
                  -----------------------------------         ------------------
                  First American Mortgage Corporation         Lenexa, Kansas
                  KLH Engineers & Contractors, Inc.           Closed
                  KLH Engineering of Colorado Springs, Inc.   Closed
                  KLH Engineering of Lakewood, Inc.           Closed
                  KLH Engineering of Grand Junction, Inc.     Closed
                  KLH Engineering of San Mateo, Inc.          Closed
                  KLH Engineering of Greeley, Inc.            Closed
                  Tomahawk Construction Company, Inc.         Lenexa, Kansas

3.       Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., First Americans Mortgage Corporation, Tomahawk Construction Company Inc. and the accounts of all the closed subsidiaries. All material intercompany transactions have been eliminated in consolidation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

General
-------

         The Company's primary line of business has been conducted through Tomahawk Construction Company, a wholly owned subsidiary (Tomahawk) and through the acquisition of First Americans Mortgage Corp., a wholly owned subsidiary
(FAMC) that was finalized in August of this year. Tomahawk's past construction projects have included utility work, earth work, structural concrete, bridge work, commercial buildings, and treatment plants. Tomahawk is currently focusing on interfacing its construction experience with FAMC to perform the same type of construction activities for different Native American Tribes. Tomahawk is also focusing on residential construction that will enhance the mortgage operations of FAMC.

         The acquisition of FAMC has enabled ARET to diversify its operations and revenue stream that will also allow Tomahawk the opportunity to enter into another related market "residential construction." FAMC is currently one of the leading mortgage companies in the United States that has been able to develop a new market of providing mortgages to Native Americans, on and off the reservations. FAMC has developed a special financing program through its partnership with PMI, Freddie Mac and Washington Mutual. This special program is presently being utilized with two of the largest native American Nations in the state of Oklahoma which will provide the financing for approximately 300 mortgages in the year 1999. This special program is presently with two of the largest Native American Tribes/Indian Nations in the state of Oklahoma and will provide financing for approximately 300 mortgages in the year of 1999. FAMC and PMI are now reviewing other Native American Tribes and their locations to implement this program on a National level.

         FAMC will continue to develop its business relationships with PMI, Freddie Mac, and Washington Mutual that will ultimately affect the lives of Native Americans that have never had the opportunity to own their own home. Through this relationship, FAMC will financially grow which will allow for future expansion into other areas within the United States.

         Unfortunately, Tomahawk's ability to generate revenues with their former clients have been seriously affected as a result of filing Chapter 11 Bankruptcy on September 15, 1994. Although Tomahawk emerged from Bankruptcy on August 25, 1995, it has been unable to obtain any substantial construction contracts. Nonetheless, Tomahawk continues to bid for new construction projects. (For more information on Tomahawk's Bankruptcy proceedings, see the Company's Form 10-KSB for December 31, 1997.)

         Management, with the services of a consultant, is currently assessing the issues and problems pertaining to the potential Y2K problems and how this may affect the operations of the Company. Management will be working with these consultants to provide the course of action to be taken by the Company, if required.

                                Subsequent Event

         ARET entered into a consulting contract, for services, with L.B.I. Group and its associates on or about July 20, 1998. The consulting services were for a period of three years to perform various functions to include promotion, marketing, assistance in locating potential companies to merge into ARET as operating subsidiaries and any other services that were deemed necessary for the continued growth of ARET. However, due to events that occurred within the financial markets in Asia and the U.S. market during August and September, L.B.I. Group/Associates were unable to perform under the contract and therefore the contract was terminated for convenience of all parties on/or about November 6, 1998. Upon their failure to perform, L.B.I. Group/Associates agreed to a monetary settlement to be paid over the next eleven months and in full by December 1, 1999. Therefore, this settlement amount has not been reflected in the accounting transactions for this 10-QSB and will be reflected in the 10-KSB for the year ending 1998.

         ARET, according to the terms of the Promissory Note of $169,760.80 to the Olivia I. Dodge Charitable Remainder Unitrust, converted and issued the corresponding restricted 144 common shares pursuant to the Promissory Note and the Securities Act of 1934 to the Dodge Trust on/or about October 17, 1998. Therefore, this accounting transaction has not been reflected in this quarter and will be reflected in the 10-KSB for the year ending 1998.

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

         The acquisition of FAMC will begin to generate new revenues through the last quarter of 1998 and into the year of 1999 which will begin to have a positive affect on the liquidity of ARET and its subsidiaries. This new revenue stream will continue to make a positive impact in the liquidity during the year of 1999 and into the year 2002.

         In the interim, the Company will continue to utilize the resources of its CEO, Delmar Janovec, until its plans begin generating revenues. Mr. Janovec has advanced $572,949 to date as a loan to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also utilize its common stock to compensate consultants, employees and creditors when possible.

         During the quarter ended September 30, 1998, the Company's working capital deficit was approximately $1,511,532 a decrease of $322,584 from the same quarter in 1997. This was caused by the construction subsidiary not having contracts in place during the third quarter of 1998 as well as the acquisition expenses of FAMC.

         Net stockholders' equity in the Company declined from a deficit of $3,076,717 at the end of September 30, 1997 to a deficit of $3,083,684, as of September 30, 1998. The Company's deficit is a result of the Company's inability to generate construction revenues and the accumulation of debts in its inoperable engineering subsidiaries prior to current management's involvement with the Company. Acquisition costs of FAMC also contributed to this increase in a deficit.

Results of Operations
---------------------

         The Company's operations for the third quarter consisted of bidding for construction projects and formulating a plan of operation that included the acquisition of FAMC. FAMC contribution was minor due to the acquisition date of the Company during this quarter. The Company was unsuccessful in its attempts to procure revenue through construction projects during the quarter.

         Net service income for the quarter ended September 30, 1998, was $21,365 as compared to a deficit of $480 for the third quarter in 1997. This is due to the acquisition of FAMC.

         Operating expenses decreased from $672,520 for the quarter ended September 30, 1997 to $0 for the quarter ended on September 30, 1998. The decrease is primarily due to expenses that were incurred and recorded for the settlement of the MK-Ferguson/DOE claim in the quarter ended September 30, 1997.

         General and administrative expenses were $474,849 for the quarter ended on September 30, 1998 as compared to $548,849 for the third quarter in 1997. This decrease is due to further reduction of staff and expenses that were incurred in estimating a large project with Fluor-Daniels for Procter & Gamble Company.

         The Company's net loss went from $1,233,526 for the quarter ended September 30, 1997 to $457,381 for the quarter ended on September 30, 1998. This decrease in net loss is due to the reduction of staff and the acquisition of FAMC.

         The  management   highly   recommends   reading  this  Form  10-QSB  in
conjunction with the Company's Form 10-KSB for the year ended December 31, 1997, in order to gain a more complete picture of the Company's financial condition.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The only change in the Company's legal proceedings during the third quarter of 1998 is as follows:

American Factors Group,  LLC v.  AmeriResource  Technologies,  Inc. - As earlier
-------------------------------------------------------------------
indicated in the 10-QSB's and 10-KSB a complaint was filed against the Company and certain subsidiaries for breach of contract in the extension of credit on a factoring agreement. The Company disputes this claim in that the contract called for American Factors Group to purchase the receivables from the Company on a non-recourse basis. The Company demanded an arbitrator hearing which was conducted in mid-August with a ruling on or about September 15, 1998 in the favor of American Factors Group for principal and interest. The Company is reviewing its legal options with its outside legal counsel.

                                Subsequent Event

Industrial  State Bank v.  AmeriResource  Technologies,  Inc. - On November  25,
-------------------------------------------------------------
1998, an action was filed against the Company, in the District Court of Johnson County, Kansas, Case Number 98 C 14923, for the non-payment of a Line of Credit that had matured even though some discussions had taken place in regards to reaching some solution other than the filing of any legal action. The Company is reviewing its legal options with its outside legal counsel and may have some grounds for a legal defense against this action.

         For additional information regarding the Company's legal proceeding, see the Company's "Legal Proceedings" section in its Form 10-KSB for December 31, 1997.

ITEM 6. REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, August 6, 1998, regarding the acquisition of First Americans Mortgage Corporation.


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be executed on its behalf by the undersigned, thereunto duly authorized.


                        AMERIRESOURCE TECHNOLOGIES, INC.



                        /s/ Delmar Janovec                 December 21, 1998
                        ----------------------------------
                        Delmar Janovec
                        Chairman of the Board of Directors
                        and Chief Executive Officer

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT          PAGE             DESCRIPTION
NO.              NO.

3.1              *                Articles   of   Incorporation    and   Bylaws.
                                  Incorporated  by  reference  to the  Company's
                                  Form S-4  registration  statements,  effective
                                  February 11,1992. File No. 33-44104.