Form 10QSB/A
period 1998-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1998-12-23
CIK 876490

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


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; authorized 10,000,000
      shares; Series A, issued and outstanding 3,089,621
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



                                                                    For the Nine Months Ended
                                                                   September 30   September 30
                                                                       1998           1997
                                                                    (Unaudited)    (Unaudited)


Cash Flows from Operating Activities:
         Net loss                                                  $  (530,972)   $(1,523,607)

Non-Cash Items:
         Depreciation and amortization                                  27,408        114,639
         Provision for bad debts                                             0         16,490

Changes in Assets Affecting Operations-Increase (Decrease):
         Accounts receivable                                            53,166      1,850,970
         Other receivables                                                   0         (2,871)
         Work-in-process                                                     0         83,401
         Prepaid insurance and other expenses                               95        105,040

Changes in Liabilities Affecting Operations-Increase (Decrease):
         Accounts payable                                               17,759         41,905
         Accrued payroll and related expense                          (206,591)       (75,844)
         Accrued interest                                               (9,237)        19,934
         Commitments and contingencies                                       0        (80,652)
         Other current liabilities                                           0        (91,508)

Net cash provided by (used in) operating activities                   (648,372)       457,087

Cash Flows from Financing Activities:
         Proceeds from issuance of debt                                217,171        114,281
         Repayment of debt                                                   0       (579,509)
         Proceeds from issuance of common stock                        663,775              0

Net cash provided by financing activities                              880,946       (465,228)

Cash flows from investing activities:
      Purchase of treasury stock                                      (231,000)             0

Net cash used in operating activities                                 (231,000)             0

Net increase (decrease) in cash                                          1,574         (8,141)

Cash and cash equivalents-beginning of period                              188          8,336

Cash and cash equivalents-end of period                                  1,762            195




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