Form 10KSB
period 1998-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1999-05-14
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X]   Annual report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the fiscal year ended December 31, 1998

   [ ]   Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 (No fee required)for the transition period from        to        .
                                                           --------  --------

         Commission file number: 0-20033
                                 -------

                        AmeriResource Technologies, Inc.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                          84-1084784
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      8815 Long Avenue Lenexa, Kansas 66215
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (913) 859-9292
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of each Exchange on Which Registered
--------------------------------       -----------------------------------------
Common Stock ($0.0001 Par Value)                         None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 1998, were $47,560.

The aggregate market value of the registrant's Common Stock, $0.0001 par value held by non-affiliates was approximately $3,893,613 based on the average closing bid and asked prices for the Common Stock on March 31, 1999. On March 31, 1999, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 472,061,312.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I


Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................2

Item 3.       Legal Proceedings............................................... 2

Item 4.       Submission of Matters to a Vote of Security-Holders..............3


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........3

Item 6.       Management's Discussion and Analysis or Plan of Operation........5

Item 7.       Financial Statements.............................................7

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.............................................7

                                    PART III

Item 9.       Directors and Executive Officers.................................8

Item 10.      Executive Compensation...........................................8

Item 11.      Security Ownership of Certain Beneficial Owners and Management...9

Item 12.      Certain Relationships and Related Transactions..................10

Item 13.      Exhibits, List and Reports on Form 8-K..........................11

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

Business Development
--------------------

     As used herein, the term "Company" refers to AmeriResource Technologies, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated in Delaware under the name M-1 Financial Corporation in 1988, the Company adopted the name KLH Engineering Group, Inc in connection with its May 29, 1991 stock acquisition of KLH Engineering Group, Inc., a Colorado corporation. In 1994, the Company acquired Tomahawk Construction, Inc., a Missouri Corporation, which became the Company's construction subsidiary ("Tomahawk"). During 1996 the Company changed its name to AmeriResource Technologies, Inc.

     The Company's operations have historically consisted of providing engineering and construction services through its wholly-owned subsidiaries. However, in 1996 the Company closed all of its engineering subsidiaries due to continued losses and has obtained no construction contracts during 1998. The Company has been unable to obtain any construction contracts as a result of placing Tomahawk into Chapter 11 Bankruptcy on September 15, 1994. Despite Tomahawk's emergence from bankruptcy on August 28, 1995, the Company has been unable to obtain the necessary bonding capacity to obtain construction contracts.

     On June 29, 1998, the Company entered into an Agreement for the Exchange of Stock with First Americans Mortgage Corporation, a Missouri Corporation ("FAMC") and its shareholders. Pursuant to this Agreement the Company issued Seventy Million (70,000,000) shares of its $.0001 par value common stock in exchange for a 100% interest in FAMC. FAMC is a mortgage company specializing in providing Native Americans financing for new, existing and rehabilitation housing projects. For more information, see "Item 12. Certain Relationships and Related Transactions." See also "Item 2" in the Company's Form 8-K filed on August 26, 1998.

     On December 14, 1998, the Company effectively entered into a Stock Purchase Agreement with Gold Coast Recources, Inc. ("Gold") for the purchase of a 100% interest in The Travel Agent"s Hotel Guide, Inc. ("TAHG"). Pursuant to the Stock Purchase Agreement, the Company issued a convertible debenture in the amount of #3,350,000 which bears interest at a rate of 7% per annum. The deventure may be converted in shares of common stock of the Company based upon the average bid price for the five days preceding the date the demand for conversion is made which may occur any time agter December 14, 2001. The Company also paid 20,000,000 shares of its common stock to an unrelated third party to guarantee payment under the terms of the debenture. In order for the Company to meet its obligations under the debenture the Company will need to either generate dufficient revenues to pay the 3,350,000 plus accrued interest or increase the number of authorized shares. For more information, see "Item 6. Management's Discussion and Analysis or Plan of Operation"

Business of Issuer
------------------

     The Company's  primary  operations are conducted  through its  wholly-owned
subsidiaries,   FAMC  and  Tomahawk,  whose  respective  operations  consist  of providing mortgage and construction services.

     Mortgage Subsidiary (FAMC)

     The Company acquired FAMC in an effort to supplement its construction services. FAMC is a mortgage company specializing in providing Native Americans financing for new, existing and rehabilitation housing projects. The Company's plans include building homes for Native Americans through its construction subsidiary and providing financing through FAMC. The Company intends to provide all necessary services, including both construction and financing, to enable Native Americans to obtain affordable housing,. The Company anticipates the acquisition of FAMC will enable it to increase revenues, generate earnings and increase shareholder value.

     FAMC currently provides the following loan products: (1) Federal Housing Administration loans; (2) Housing and Urban Development section 184 Indian housing loan guarantee program; (3) Veterans Administration loans; (4) Rural Housing Guarantee Loan; and (5) Fannie Mae loans.

     Construction Subsidiary (Tomahawk)

     During 1998, Tomahawk continued to bid for work in the construction management field, but was not awarded any new contracts. As a result of Tomahawk's lack of new construction jobs in 1998, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company is now searching for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full-service housing resource for providing construction and mortgage services to Native American communities across the United States.

     The Company had a total of 8 employees, all of whom were employed full-time, as of April 15, 1999.


ITEM 2.       DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company's operations are conducted through one office in Kansas, which is leased.


ITEM 3.       LEGAL PROCEEDINGS

     The following are pending material cases involving the Company. The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of business, most commonly actions for professional liability or contract disputes. The company currently believes that the pending claims for professional liability are adequately covered by insurance. The Company has historically been able to procure insurance. However, due to the nature of the Company's business, there can be no guarantee that such insurance will be adequate, will be renewable, or will remain available in the future.

     American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. In February of 1997, American Factors Group, L.L.C. (AFG) filed an action against the Company in the Federal Court of New Jersey, case no. 13 1810119097. AFG claimed that the Company and/or certain officers or directors either breached a contract or committed fraud involving the factoring of receivables. The action was stayed to allow for arbitration. In August 1998, a panel of the American Arbitration Association in New York City awarded $430,924 in favor of AFG. The court confirmed the arbitration award and revived the action. AFG is now proceeding against the Company and the other defendants. At this time, no clear assessments can be made with respect to the litigation. AFG and the Company are in settlement discussions, but there can be no assurance of a settlement.

     Adams v. AmeriResource Technologies, Inc. In February of 1997, Larry Adams filed an action against the Company in the District Court of Johnson County, Kansas, case no. 97C 2647. Adams claimed the Company owed him $80,652, arising from a promissory note. The Company confessed judgment in that amount. In January 1998, Delmar Janovec settled this matter by delivering to Adams 2,000,000 shares of his personal stock in the Company.

     BillieYoungblood vs. KLH Engineering Group, Inc. et al. In July of 1996, Youngblood Enterprises, Inc. filed an action against KLH Engineering Group, Inc. & KLH Engineering of Grand Junction in the Eighteenth Judicial District Court of Colorado, case no. 98C 4655. It claimed the Company did not pay for aerial photography. It obtained a judgment for $25,051.43 plus interest. Thereafter, Youngblood Enterprises assigned the judgment to Billie Youngblood. In April of 1998, Mr. Youngblood registered the judgment in the District Court in Johnson County, Kansas. The judgment was satisfied as of March 30, 1999 and will be dismissed soon.

     Industrial State Bank vs. AmeriResource Technologies, Inc. In November of 1998, Industrial State Bank (the Bank) filed an action against the Company in the District Court of Johnson County, Kansas, case no. 98C 14923. The Bank claimed non-payment of a line of credit for $1,071,000. The Company filed a counter-claim against the Bank for misapplication of funds, alleging that the Bank erroneously applied approximately $900,000 to pay down obligations of one of the Company's affiliates, rather than applying the $900,000 to pay down the Company's line of credit. The parties have held ongoing settlement discussions but have not reached a final agreement.

     Lexington Insurance Company vs. AmeriResource Technologies, Inc. In July of 1996, Lexington filed an action against the Company in the District Court of Johnson County, Kansas, case no. 97C 13959. Lexington claimed the Company did not pay its full insurance deductible on an Errors and Omissions claim the insurer had covered. It obtained a judgment for $39,774.04 plus 8% interest per annum. In December of 1997, the Court ordered the Company to appear for a hearing in aid of execution. The Company explained that its accounting information was in the hands of its accountants in Salt Lake City, Utah, due to an audit, and the hearing was continued.
Since the continuance, Lexington has not sought any further hearing in aid of execution.

     Naylor vs. Tomahawk Construction Co. In July of 1997, Naylor filed an action against Tomahawk Construction Co. in the District Court for Jackson County, Missouri, case no. CV-9716964. Naylor claimed damages of approximately $43,500.00 for injuries sustained while working as an employee of a subcontractor for Tomahawk. Tomahawk is being defended by its insurance carrier and believes that there will be no ultimate liability on its part. Any claim should be covered under the subcontractor's insurance and/or under Tomahawk's insurance.

     Construction Industry Laborers Pension Fund, et al. vs. Tomahawk Construction Co. In January of 1997, the Fund filed an action against Tomahawk in the United States District Court for the Western District of Missouri, case no. 97-0068-CV-V-4. The Fund claimed non-payment of pension, welfare, vacation and training benefits in the amount of $41,000. The Fund is also filing a complaint against U.S.F. & G. for nonpayment of the benefits based on a bond U.S.F. & G. issued to the Fund. It appears that U.S.F. & G. and the Fund may settle the claim in the near future, which would result in no liability to Tomahawk.

     The Preserve at Greenwood Village vs. The City of Greenwood Village, Colorado, et al., vs. KLH Engineering of Lakewood Inc./ f/k/a KLH -Triconsultants, Inc. In October of 1998, the City of Greenwood Village served a third-party complaint against KLH Engineering of Lakewood Inc. in District Court of Arapaho County, Colorado, case no. 97 CV 2128. The relief sought is an unspecified amount of damages. The City had earlier been sued by the Preserve over defects in a drainage system at it built. The City then claimed KLH negligently inspected the drainage system and negligently misrepresented that the system passed inspection. Presently, the parties are in settlement discussions with respect to an arrangement that would ensure no claim continues against KLH.

     Lincoln Property Company, N.C. vs. Carter B. Jones Cement Contractor, Inc., et al. In June of 1997, Lincoln filed an action against Jones and other building contractors (eventually including KLH Engineering of San Mateo, Inc.) in Alameda County Superior Court, State of California, case no. H-183573-7. Lincoln Properties claimed that KLH Engineering of San Mateo was involved with other contractors in negligently providing construction services to a housing develop-ment. In March of 1999 this action was dismissed against KLH.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 1998, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on OTC Bulletin Board under the symbol "ARET."

     The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1997, 1998 and the first quarter of 1999. Prices rounded to the nearest 1 cent. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                               Quarter         High             Low
                               -------         ----             ---

                1997           First           $0.02            $0.01
                ----
                               Second          $0.02            $0.01

                               Third           $0.03            $0.01

                               Fourth          $0.05            $0.01


                               Quarter         High             Low
                               -------         ----             ---

               1998            First           $0.03            $0.02
               ----
                               Second          $0.04            $0.01

                               Third           $0.02            $0.01

                               Fourth          $0.01            $0.00*

                               Quarter         High             Low
                               -------         ----             ---

               1999            First           $0.02            $0.01
               ----


-------------------------------------

Shareholders
------------

     As of March 31, 1999, there were approximately 682 shareholders of record holding a total of 472,061,312 shares of Common Stock.

Dividends on the Common Stock
-----------------------------

     The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Preferred Stock
---------------

     No market currently exists for the Company's preferred stock. The Company has two classes of preferred stock, a Series A class and a Series B class ("Preferred Stock"). Each share of the Preferred Stock may be converted by the holder into one share of common stock. The Preferred Stock has a liquidation

-------------------------------------
         * Share price fell below $.01, but still grater than $.00; stock reporting program rounded down.

value of $1.25 per share and has voting rights equivalent to one share of Common Stock. Dividends on the Preferred Stock accrue quarterly at an annual rate of $0.125 per share. The Company has never declared or paid dividends on its Preferred Stock.

     As of March 31, 1999, there were 16 shareholders of record holding a total of 2,291,275 shares of the Company's Series A Preferred Stock. On the same date, there were 2 shareholders of record holding a total of 777,012 shares of the Company's Series B Preferred Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The only viable operations the Company had during 1998 were conducted through First Americans Mortgage Corporation ("FAMC"), which was acquired as a wholly-owned subsidiary on August 6, 1998. Despite the Company's efforts, it was unable to obtain any construction projects through its construction subsidiary, Tomahawk, in 1998. As a result of Tomahawk's inability to obtain any substantial construction projects over the last two years, the Company is planning either to combine Tomahawk with a more profitable company through merger or acquisition, or perhaps discontinue any effort to obtain construction projects through Tomahawk.

     The Company's plan for 1999 is to increase its revenues by servicing loans through FAMC. The Company's long-term plan is to create a fully integrated company possessing all the necessary resources to provide housing for Native Americans throughout the United States.

     In an effort to accomplish this goal, the Company is currently searching for an operating construction company that may be interested in being acquired by the Company. The Company's plan then would be to build homes for Native Americans through a construction subsidiary while also providing financing through FAMC.

     The Company is also in the process of implementing a specialized mortgage program it designed, which targets Native American nations. Under this program, Native Americans can purchase a home with less than 1% down at closing. FAMC has already increased its staff from 2 to 6 people since the Company acquired FAMC. FAMC intends to further increase its staff to approximately 15 by the end of 1999 to process the additional loans.

     The specialized program FAMC designed is now being unitized with five of the largest Native American nations in the State of Oklahoma, which should provide mortgages for over 500 families in 1999. FAMC is currently reviewing and developing relationships with other Native American nations to implement these programs on a national level.

     FAMC  is  also   searching  for  other   mortgage   companies  to  acquire.
Specifically, FAMC is searching for small mortgage companies that provide services via the Internet. FAMC believes that this will allow it to enter new markets, because this segment of the market is still very new and is likely to be largely untapped with regard to Native Americans.

     Furthermore, FAMC is now reviewing and discussing the importance of building relationships with other mortgage companies that could offer FAMC a direct advantage over its limited competition. FAMC has entered into an agreement with EBM Mortgage, a California-based company, to implement a Web site that will allow FAMC to originate mortgages over the Internet. The mortgage Web site will allow an applicant to complete a mortgage application over the Internet. The system will have video conferencing, allowing the loan processor to view the applicant at the same time the applicant views the loan processor. Using the Web site will allow FAMC to enter another market--urban Indians--that is presently not well-served. The market potential for this unique concept is virtually untapped. FAMC plans to open this market by using Native American Indian Centers, which will work as a host for FAMC. There is a great market potential for this unique concept; statistics reflect that there are potentially 100,000 household wage earners that could qualify under FAMC's program.

     The Company hopes that FAMC's plans will yield substantial additional business in 1999. FAMC's goal is to sign at least three additional Native American nations that will use FAMC's loan programs by the end of 1999.

The Travel Agent's Hotel Guide, Inc.
------------------------------------

     The company acquired a 100% interest in the Travel Agent's Hotel Guide, Inc. ("TAHG") for the purpose of reselling TAHG's sole asset The Travel Hotel Guide. The Travel Hotel Guide (the "Guide") is a publication that lists over 10,000 hotels in North America. TAHG charges for advertising space in the Guide which historically has been published and distributed twice a year. The Company's plan is to sell the Guide at a profit. Unfortunately, the Guide has been out of publication for several years. However, management believes that the potential purchaser of the Guide has adequate resources to resume publication of the Guide. In the event the Company is unable to sell the Guide in 1999, the Company is considering the possibility of a joint venture with an Internet company that could post the Guide on the Internet and thereby, reduce the substantial cost needed to publish and distribute the Guide in a conventional manner. For more information, see "Item 1. Description of Business."

Results of Operations
---------------------

     1998 revenues were $47,560, an increase of 8.9% over 1997's revenues of $43,663. The increase in revenues was a direct result of FAMC's operations, which were acquired in August of 1998. Thus, 1998 revenues (derived from servicing loans) are not comparable to 1997 revenues generated by collecting miscellaneous outstanding receivables from construction work.

     The Company recorded a net operating loss of $3,469,770 for 1998 (compared to an operating loss of $1,639,539 for 1997). The lower net operating losses derive from a substantial decrease in operating expenses due to the Company's inability to obtain construction contracts and the Company's acquisition of FAMC, whose operating expenses were only $1,233. The Company recorded a net loss of $3,504,010 for 1998 (compared to a net loss of $ 1,685,912 for 1997). The larger net loss derived primarily from an extraordinary loss from a lawsuit the Company was forced to record, the write-down of the acquisition for the Hotel Guide,the write down on several doubtful accounts, and the issuance of S-8 Options for services. The one time write down of these accounts amounted to 3,742,702 or approximately 91% of the total loss.

Capital Resources and Liquidity
-------------------------------

     On December, 31, 1998, the Company had a working capital deficit of $2,276,271. The Company plans to decrease its working capital deficit by combining its inoperable subsidiaries with new, more profitable companies through merger or acquisition.

     Total stockholder's equity was a negative $5,827,417 in 1998 (compared to a negative $3,239,022 in 1997). The Company intends to improve stockholder equity by combining its inoperable subsidiaries with new, more profitable companies through merger or acquisition.

     During 1998, the Company issued a total of 32,000,000 shares of Common Stock to various employees and consultants pursuant to a Form S-8 Registration Statement ("S-8") under the Securities Act of 1933, as amended (the "Act"). The Company will continue to use its equity securities to compensate employees and consultants until its cash flows improve.

Year 2000 Compliance
--------------------

     The Year 2000 presents potential concerns for businesses throughout the world. The consequences of this issue may include systems failures and business process interruptions. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 99 to 00, the year 2000 is a special case leap year, and in many organizations using older technology, 2-digit dates may have been used for special programmatic functions.

     To respond to the Year 2000 issue, the Company hired an outside computer consultant in October of 1998 who completed a review of the Company's existing systems and upgraded approximately 90% of its existing system with hardware and software that purports to be Year 2000 compliant. Based on the advice of the consultant, the Company expects to be fully compliant by June 30, 1999.

     The cost associated with updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

     All organizations dealing with the Year 2000 issue must address the effect this issue will have on their clients, associates, and third-party supply chain. Although the Company currently has limited information concerning the Year 2000 compliance status of its clients, associates, and suppliers, the Company is undertaking steps to identify key third parties and formulate a system for working with them to understand their ability to continue providing services (or buying the Company's) through the Year 2000 change. The impact of the Year 2000 issue on future Company revenue is hard to discern but is a risk to be considered in evaluating the further growth of the Company.

Forward Looking Statements
--------------------------

     The forward-looking statements contained in this Item 6 and elsewhere in this Form 10-KSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements.

Events Subsequent to End of Fiscal Year
---------------------------------------

     During the first quarter of 1999, the Company entered into several consulting agreements pursuant to which the Company issued 45,000,000 shares of its Common Stock under an S-8 for services rendered. In addition, the Company issued a total of 40,000,000 shares of its Common Stock to its outside counsel for services rendered. The Company also issued 5,000,000 shares under an S-8 to Rod Clawson, a director of the Company.

      In February of 1999, the Internal Revenue Service (through its Denver office) reached an agreement with the Company for unpaid 941 Taxes owed by the Company in the amount of $63,318.05. The balance is to be paid starting in March of 1999 and ending in December of 1999.


ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 1998 are attached hereto as pages F-1 through F-24.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1998, the Company had no changes or disagreements with its accountants on accounting or financial disclosures.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------

                                DECEMBER 31, 1998

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                    CONTENTS
                                    --------

Page
----

Independent Auditor's Report.................................................F-1

Financial Statements:
    Consolidated Balance Sheet ........................................F-2 - F-3
    Consolidated Statements of Operations....................................F-4
    Consolidated Statement of in Stockholders' Equity........................F-5
    Consolidated Statements of Cash Flows..............................F-6 - F-8
    Notes to Consolidated Financial Statements........................F-9 - F-24

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

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


/s/ Crouch, Bierwolf & Chisholm
-------------------------------
Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
April 15, 1999

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998


                                     ASSETS
                                    --------

    Current assets:
       Cash and cash equivalents (Note 1)                            $   36,152

       Receivables:
           Trade                                                        759,404
           Notes receivable - related party (Note 2 and 3)              283,190
           Notes receivable - other (Note 3)                             75,000
           Allowance for doubtful accounts                             (711,937)
                                                                    ------------

                Net receivables                                         405,657
                                                                    ------------
                     Total current assets                               441,809
                                                                    ------------
    Property, Plant and Equipment (Note 1):
        Equipment                                                       617,581
        Furniture, fixtures and library                                 120,989
        Vehicles                                                         53,087
        Less accumulated depreciation                                  (749,299)
                                                                    ------------

                     Net property, plant and equipment                    42,358
                                                                    ------------

    Other assets:
        Organization costs (Net) (Note 1)                                    450
        Publication rights (Net) (Note 1)                              1,139,010
        Marketable securities (Note 12)                                  257,893
                                                                    ------------
                      Total other assets                               1,397,353
                                                                    ------------
     Total assets                                                     $1,881,520
                                                                    ============










   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     ---------------------------------------

    Current liabilities:
          Accounts payable:
                Trade                                                $  653,011
                Related party (Note 2)                                   36,231
          Current portion of long-term debt:
                Related party (Note 2 and 4)                            369,752
                Other (Note 4)                                          606,693
          Accrued payroll and related expenses                          687,427
          Accrued interest:
                Related party (Note 2)                                  144,003
                Other                                                   180,779
          Escrowed Fees                                                   4,224
          Income Tax Payable                                             35,960

                   Total current liabilities                          2,718,080


    Long-term debt:
                Notes payable (Note 4)                                1,535,857

    Convertible debentures                                            3,350,000
    Commitments and contingencies (Note 10)                             105,000
                                                                    ------------
                   Total liabilities                                  7,708,937
                                                                    ------------

    Stockholders' equity (Note 6)

           Preferred stock, $.001 par value;  authorized,  5,000,000
                 shares;  issued and  outstanding,  3,089,621 shares
                 (Note 6)                                                 3,090
           CommonStock,  $.0001 par value;  authorized,  500,000,000
                 shares; issued and outstanding,  382,060,312 shares     40,206
           Additional paid-in capital                                 7,934,968
           Commonstock held in treasury;  18,203,500  shares at cost    (76,886)
           Accumulated deficit                                      (13,728,795)
                                                                    ------------
           Total stockholders' equity                                (5,827,417)

    Total liabilities and stockholders' equity                      $ 1,881,520
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      For the Years Ended December 31, 1998

                                                   1998                1997
                                                  --------------------------


    Net service income                           $47,560              43,663
    Operating expenses                            (1,233)           (737,256)
    General and administrative expenses       (3,516,097)           (945,946)
                                              -------------------------------
    Operating loss                            (3,469,770)         (1,639,539)
    Other income (expense):
         Gain on forgiveness of debt (Note 1)     19,575               -
         Gain on marketable securities             1,538               -
         Interest expense                        (55,353)            (46,373)
                                              -------------------------------

                                                 (34,240)            (46,373)

    Net loss before income tax                (3,504,010)         (1,685,912)

    Income tax provision (Note 7)                  -                   -
                                             --------------------------------

    Net loss before extraordinary item       $(3,504,010)         (1,685,912)
                                             ================================

    Extraordinary loss on judgement             (623,924)              -
                                             --------------------------------

    Net loss after extraordinary item        $(4,127,934)         (1,685,912)
                                             ================================

    Earnings per share:
           Income before extraordinary items $      (.01)        $      (.01)
           Extraordinary item                       (.00)                 -
                                             --------------------------------

              Net income                     $      (.01)        $      (.01)
                                             ================================

    Weighted average common shares
          outstanding                        273,137,558          162,963,803
                                             ================================







    The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997

                                $.0001 Par Value      $.001 Par Value
                                  Common Stock        Preferred Stock    Additional Stock
                              --------------------   -----------------
                                Number                Number             Paid-In    Subscription  Treasury Accumulated
                              of Shares   Amount   of Shares   Amount    Capital    Receivable    Stock    Deficit      Total
                              ---------   ------   ---------   ------    -------    ------------  -------- -----------  -----------

Balance at December 31, 1996  161,713,803 $ 16,170  3,089,621  $ 3,090  $ 6,348,204               $(5,625) $(7,914,949) $(1,553,110)

Issuance of Shares for:
     S-8 options exercised      2,500,000      250                             (250)                                          -

Net loss for the year ended
     December 31, 1997                                                                              (1,685,912)  (1,685,912)

Balance at December 31, 1997  164,213,803 $ 16,420  3,089,621  $ 3,090  $ 6,347,954  $     -    $  (5,625) $(9,600,861) $ 3,239,022)
                              =========== ========  =========  =======  ===========  ========== ========== ============ ============

Issuance of Shares for:
    S-8 options exercised      33,000,000    3,300                           (3,300)                                          -
    Subscriptions Receivable   41,000,000    4,100                          460,900    (465,000)                              -
Consulting services            62,535,978    6,254                          676,151                                         682,406
    Debt                        1,958,281      196                          137,304                                         137,500
    Accrued Salaries           11,275,327    1,128                           42,373                                          43,501
    Stock                      23,076,923    2,308                          255,586                                         257,893

Acquisition of FAMC            45,000,000    4,500                                                                            4,500

Acquired from FAMC                                                                                             (71,261)     (71,261)

Reduction in Subscription Receivable                                                              465,000                   465,000

Net loss for the year ended
     December 31, 1998                                                                                       (1,843,582) (1,843,582)
                              ---------   ------   ---------   ------    -------    ------------  -------- -----------  -----------
Balance at December 31, 1998  382,060,312 $ 38,206  3,089,621  $ 3,090  $ 7,916,968  $     -    $ (76,886) $(11,444,443)$(3,563,065)
                              =========== ========  =========  =======  ===========  ========== ========== ============ ============


    The accompanying notes are an integral part of these financial statements

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997


                                                   1998                 1997
                                              ----------------------------------

Reconciliation of net loss provided by
     (used in) operating activities:

Net loss after extraordinary loss             $  (4,127,934)       $ (1,685,912)
     Non-cash items:

     Depreciation and amortization                2,297,156             125,626
     Non-cash services through issuance of stock    702,406                -
     Loss on judgement                              430,924
     Provision for bad debts                        219,216              16,486
     (Gain)/Loss on investment                       (1,538)               -
     (Gain)/Loss on forgiveness of                  (19,575)               -

Changes in assets affecting operations -
 (increase) decrease
     Accounts receivables                           (14,648)          1,851,639
     Other receivables                              193,000              (2,825)
     Notes receivables                               49,714                -
     Work-in-process                                   -                 83,401
     Prepaid insurance and other expenses            50,249             104,986

Changes in liabilities affecting operations -
 increase (decrease)
     Accounts payable                               (38,434)             15,089
     Accrued payroll and related                     40,520               4,672
     Escrowed fees                                    4,224                -
     Accrued interest                               219,549              46,257
     Commitments and contingencies                     -                (80,652)
         Other current liabilities                                      (91,508)
                                                  ------------------------------
Net cash provided by
     (used in) operating activities               $   4,829           $  427,259
                                                  ------------------------------




   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31,1 998 and 1997



                                                   1998                 1997
                                              ----------------------------------

Cash flows from financing activities:
         Proceeds from issuance of debt              35,130              62,593
         Repayment of debt                           (8,745)           (498,000)
                                                     -------           ---------

Net cash provided by (used in) financing activities  26,385            (435,407)


Cash flows from investing activities:

     Proceeds from sale of marketable securities      4,750                -
                                                      -----            ---------

Net cash provided by (used in) investing activities   4,750                -
                                                      -----            ---------

Increase (decrease) in cash                          35,964              (8,148)

    Cash - beginning of period                          188               8,336

    Cash - end of period                          $  36,152         $        188
                                                  =========         ============




















   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    For the Years Ended December 31, and 1997


    SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                       1998             1997
                                                   -----------------------------

Purchase of fixed assets through issuance of debt  $       -      $       -
                                                   ============   ==============

Debt paid through issuance of stock                $    181,001   $       -
                                                   ============   ==============

Stock issued for services                          $    685,406   $       -
                                                   ============   ==============

Additional cash flow information Cash paid for:
     Interest                                      $       -      $       -
                                                   ============   ==============
     Income taxes                                  $       -      $       -
                                                   ============   ==============



























   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.   Summary of significant accounting policies
     ------------------------------------------

     Nature of business and business combinations

     AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc. (the Management Company), a Colorado corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc.

     At December 31, 1998, the Management Company directly or indirectly owns 100% of the stock of KLH Engineering of Colorado Springs, KLH Engineering of San Mateo, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, and KLH Engineers and Constructors. All of the Subsidiaries closed their operations during 1996, with the exception of KLH Pueblo, which was sold to a third party during 1996. Liabilities relating to these closed subsidiaries are included in the consolidated balance sheet.

     On December 14, 1998, the Company effectively acquired The Travel Agent's Hotel Guide, Inc. (TAHG) pursuant to a Stock Purchace Agreement. The Company acquired a 100% interest TAHG from Gold Coast Resources, Inc.
     (GOLD) in exchange for a convertible debenture in the amount of $3,350,000. The debenture is guaranteed by an independent third party, who will be compensated with 20,000,000 shares of the Company's restricted common stock as consideration for the guarantee.

     Effective July 1, 1998, the Company acquired First Americans Mortgage Corporation (First Americans) in an agreement for the exchange of stock. The two shareholders of First Americans transferred 100% of their shares in exchange for 45,000,000 shares of the Company stock (see Note 2). First Americans is a mortgage company specializing in providing Native Americans financing for new, existing and rehabilitated housing projects. First Americans was incorporated on July 31, 1995 in Missouri. These consolidated statements include First Americans activity from July 1, 1998 through December 31, 1998.

     On May 13, 1994, the Company entered into an agreement to acquire Tomahawk Construction Company, a Missouri corporation (Tomahawk). The acquisition, which was completed on July 27, 1994, was accomplished by merging Tomahawk into a wholly-owned subsidiary of the Company. Tomahawk then became a subsidiary of the Company. This transaction has been treated as a reverse acquisition.

     Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk had no construction operations during 1997 or 1998.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.   Summary of significant accounting policies (continued)
     -----------------------------------------------------

     Basis of presentation

     The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is depen-dent, among other things, on its ability to reduce certain costs, and its obtaining additional financing and eventually attaining a profitable level of operations.

     It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and to take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

     Principles of consolidation

     The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Tomahawk Construction Company, First Americas Mortgage Corp., and the accounts of their Subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and cash equivalents

     For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institu-tions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

     Property, Plant and Equipment

     The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximate straight-line. All others are being depreciated on a straight-line basis. The estimated useful lives used are as follows:

               Furniture, fixtures and library                     5 to 17 years
               Equipment, including capitalized leased equipment   3 to  7 years
               Vehicles                                            5 to  7 years
               Construction equipment                              3 to 10 years

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Related depreciation and amortization expenses for the years ended December 31, 1998, and 1997, were $32,804 and $125,626 respectively.

     Repairs and maintenance are charged to operations as incurred. Major renewals and betterment that extend the useful lives of property and equipment are capitalized.

     There was no accumulated depreciation relating to leased assets for the years ended December 31, 1998 and 1997.

     Organization costs

     Organization costs consist of legal and broker fees incurred in connection with the acquisition of the Company's subsidiaries. These costs are amortized over five years ending in 2000. All organization costs relating to the closed subsidiaries have been written off.

     Stock Subscription Receivable

     The Company issued stock in exchange for a stock subscription receivable. The receivable was in default when the Company traded it to an officer and major shareholder in exchange for a reduction in his note payable (Note 2). See Note 4 for information regarding this note payable.

     Publication Rights

     The publication rights are for The Travel Agents Hotel Guide. This is a publication used by travel agents to sell hotel rooms primarily throughout the United States. The rights consist of the publication rights, logo, client list and business concept.

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

     Income tax

     For the years ended December 31, 1998 and 1997, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Effective January 1, 1993, the Financial Accounting Standards Board (FASB) issued FASB No. 109, "Accounting for Income Taxes". FASB No. 109 requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. There was no impact from the adoption of this standard.

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

2.   Related party transactions
     --------------------------

     A subsidiary rented office space from minority stockholders and from entities with common ownership. At December 31, 1998 and 1997, in addition to the above, there were miscellaneous receivables owed from officers and employees.

     At December 31, 1998 and 1997, the Company and some of the Subsidiaries had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest. At December 31, 1998 and 1997, the Company also had a note receivable from a former officer and minority shareholder of the Company (Note 3).

     The following transactions occurred between the Company and it stockholders and its affiliated companies:

     A. The Company is subleasing its office space from a subsidiary (First Americans) on a month to month basis. Prior to July 1, 1998, First Americans was not a subsidiary, only an entity with common ownership. Rents paid were $0 in 1998, and $2,450 in 1197.

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

2.   Related party transactions (continued)
     --------------------------------------

     B. The Company has a note receivable from Dellar Investments in the amount of $43,981. An officer of the Company is a major shareholder of Dellar Investments. This note is due on demand and is non-interest bearing.

     C. The Company has a note receivable from a shareholder in the amount of $126,057. The note is due on demand and is non-interest bearing.

     D. The Company has a note receivable from an officer in the amount of $113,152. The note is due on demand and is non interest bearing.

     E. The Company  has a note  payable to an officer in the amount of $166,752
     (see  Note  4).  This  note  was  reduced  by  the   assumption   of  stock
     subscriptions receivable in the amount of $465,000 (see Note 1).

     F. On July 1, 1998, the Company issued 45,000,000 shares of its common stock for 100% of the stock of First Americans Mortgage Company. Prior to this transaction, First Americans was 51% owned by an officer of the Company.

     The following is a table summarizing the related party transactions described above:

                                                       For the Years Ended
                                                           December 31,
                                                       -------------------
                                                         1998      1997
                                                       --------- ---------
     Receivables                                       $  --     $ 14,471
                                                       ========= =========

     Advances                                          $  --      $  --
                                                       ========= =========

     Note receivable - current                         $ 283,190 $ 332,904
                                                       ========= =========

     Accrued interest on notes payable                 $ 144,003 $  97,473
                                                       ========= =========

     Notes payable - current                           $ 369,752 $ 522,849
                                                       ========= =========

     Notes payable - non-current                       $  --     $  --
                                                       ========= =========

     Office rent incurred (included in general
               and administrative expenses)            $  --     $   2,450
                                                       ========= =========
     Interest expense on notes payable                 $  46,530 $  41,077
                                                       ========= =========

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

3.   Notes receivable
     ----------------

         Related parties:

         Note   receivable   from  an   officer,   due  on   demand,
         non-interest bearing.                                          113,152

         Note   receivable   from  an   officer,   due  on   demand,
         non-interest bearing.                                          126,057

         Note  receivable  from Dellar  Investments,  due on demand,
         non-interest bearing.                                           43,981

         Total Notes Receivable - Related Party                         283,190

         Less current portion                                          (283,190)
                                                                       ---------
         Total                                                         $   -
                                                                       =========

         Others:

         Note receivable from the sale of a subsidiary, secured, non-interest bearing, six equal payments of $6,667 starting
         in June 1996.Note is in dispute, see Note 11.                   40,000

         Notes  receivable  from  several  individuals,   no  stated
         interest  rate,  due July 10, 1997,  unsecured.  These have
         been extended until August 1999.                                35,000
                                                                       ---------

         Total Notes Receivable - Other                                  75,000

         Less current portion                                           (75,000)
                                                                       ---------

         Total Notes Receivable                                        $  -
                                                                       =========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

4.   Notes payable
     -------------

         Related Party:

         Note dated  August 11,  1995,  payable to an officer in the amount of $344,837, unsecured. Note bears interest at 8.75%
         and is due in full on August 11,  1997,  this was  extended
         until August 11, 1999.                                         166,752

         Note payable to an officer,  unsecured. Note bears interest
         at 8% and is due on demand.                                     95,792

         Note  payable to a  shareholder,  dated  December 31, 1998.
         Bears interest at 8.5%, due December,  31, 1998, unsecured.     35,130

         Notes payable to former  directors,  bears  interest at 10%
         unsecured, due on demand.                                       13,394

         Notes   payable   to   minority   shareholder   and  former
         shareholders  with  interest  rates of 10% on notes  due on
         demand, unsecured.                                              17,500

         Note payable to Johnston  Trust,  in dispute (see Note 10).
         No stated interest rate,  unsecured,  due on demand.            41,184
                                                                       ---------

         Total notes payable - related parties                          369,752

         Less current portion                                           369,752
                                                                       ---------
         Long-term portion                                             $   -
                                                                       =========

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

4.   Notes payable (continued)
     -------------------------

         Others:
              Note dated  October 15, 1997,  payable to The Terrance
              W.  McClure  Family  Trust in the  original  amount of
              $30,000, secured by 1,500,000 restricted shares of AmeriResource common stock (owed personally by an officer of the  Company).  The note bears  interest at
              10% and is due on June 30, 1998,  was  extended  until
              April 30, 2000.                                             30,000

              Note  dated  October  15,  1997,  payable  to Mary and
              Clayton  Nolan  in the  original  amount  of  $27,500,
              secured   by    1,500,000    restricted    shares   of
              AmeriResource  common  stock (owned  personally  by an
              officer of the  Company).  The note bears  interest at
              10% and is due on June 30, 1998,  was  extended  until
              April 30, 2000.                                             27,500

              Note  dated  August  31,  1998,  payable  to  American
              Factors in the original amount of $430,924, unsecured.
              The note bears interest at 9%.                             430,924

              Note dated August 11, 1996 to Industrial State Bank in
              the original amount of $1,500,000,  secured by Company
              assets, secured and unsecured guarantees. The note had
              a balloon  payment  of  $1,216,296  due on August  11,
              1998.  This note is  currently  in  dispute,  see Note
              10.                                                      1,071,214

              Notes payable to various  subcontractors and suppliers
              for goods and  services  provided  in  contracts.  The
              notes have no interest rate and are paid to the extent
              a payment for providing services or goods on specified
              contracts are collected. This debt is under class 7 of
              the Plan of Reorganization and is to be paid from cash
              flows of Tomahawk.                                         464,643

              Various notes payable with interest rates ranging from
              0% to  12.75%,  monthly  payments  from  $226 to $243,
              uncollateralized.                                          118,269

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

4.   Notes payable (continued)
     -------------------------

              Total notes payable                                      2,142,550

              Less current portion                                     (606,693)
                                                                       ---------
              Long-term portion                                        1,535,857
                                                                       ---------
              Maturities of notes payable at December 31, 1998, are as follows:

              Year Ended
              December 31,

              1998*                                                    2,142,550

              1999                                                          -

              2000                                                          -

              2001                                                          -
                                                                     -----------
              Thereafter                                             $ 2,142,550
                                                                     ===========

              * These obligations are due when Tomahawk is profitable and has cash flow.


5.   Operating leases
     ----------------

         First American Mortgage Company leases office space on a month-to-month basis. Their lease expired in April 1998 at which time the lease was converted to a month to month basis.

6.   Stockholders' equity
     --------------------

         Regulation S-8 offering

         During 1998 the Company issued 33,000,000 shares of common stock as a result of the exercise of options issued during 1998.

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

6.   Stockholders' equity (continued)
     -------------------------------

         Preferred stock

         The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

         Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At December 31, 1998, the amount of dividends in arrears on the preferred stock was $1,327,204.

7.   Income tax
     ----------

         No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

         The Company has available for income tax purposes a net operating loss carryforward of approximately $10,000,000 expiring from 2004 to 2007, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

         The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

         All  of  the  net  operating   losses   carryforward  of  approximately
         $10,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

8.   Closed and sold subsidiaries
     ----------------------------

         As of December 31, 1996 the following subsidiaries have ceased operations: KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo and KLH Engineers and Constructors.

         In April 1996, the Company sold KLH Engineering of Pueblo to an outside party for a $40,000 note receivable, $33,433 in cash and $166,567 in assumption of debt. During 1998, an allowance of $20,000 was recorded, due to the note questionable collectability.

         The consolidated financial statements contain liabilities related to these closed subsidiaries.

9.   Profit-sharing plan
     -------------------

         The Company has an employee savings and profit-sharing plan for all eligible employees which includes an employees savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan are at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1997 or 1998. This plan is administered by Security Bank of Kansas City and had a balance of $216,476 at December 31, 1998.

10.  Other commitments and contingencies
     -----------------------------------

         The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

         The Company believes that all pending professional liability proceedings are adequately covered by insurance. The Company has historically been able to procure insurance. There can be no assurance such insurance will be adequate or that it will be renewable or remain available in the future.

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

                AMERIRESOURCE TECHNOLOGIES, INC, AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

10.  Other commitments and contingencies (continued)
     -----------------------------------------------

         During the time frame of the violations alleged by the SEC, no members of the current management of either AmeriResource Group, AmeriResource Technologies, Inc. or Tomahawk were involved in any transactions with the Company or the Company's securities, or in the preparation of any of the Company's disclosure or sales material. The Company was given the opportunity to submit a written statement to the SEC setting forth its positions and arguments concerning the recommendations (a "Wells Submission"). The Company engaged counsel independent of Former Management to prepare its Wells Submission, which was delivered to the SEC on April 21, 1995. On April 30, 1996, the Company submitted documents to the SEC with a request to finalize the settlement of this matter. The SEC informed the Company in October 1997 that no action will be taken against the Comp

         In February 1996, Imperial Premium Finance filed an action in the Superior Court of the State of California for the County of Los Angeles. This action is for premiums financed for errors and omissions coverage. This matter has been settled by allowing a stipulated judgment in the amount of $60,000. This obligation is recorded in the contingencies and commitments section of the financial statements.

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

         In July 1996, a judgment was entered in favor of Lexington Insurance Company in the amount of $39,774 with interest (8%). In December 1997, the court entered an order ordering the Company to appear for a hearing in aid of execution. A hearing date is to be determined. This obligation is recorded as a contingency and commitment.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

10.  Other commitments and contingencies (continued)
     -----------------------------------------------

         Tomahawk was named co-defendant in a lawsuit brought by private plaintiffs for damages allegedly sustained as a result of construction activity performed on a sewer project in Johnson County, Kansas. An unspecified amount of damages was sought. The court dismissed the action, and there is no ultimate liability to the Company since the recovery is limited to insurance proceeds.

         On April 26, 1996, Dyer Brothers Construction Company filed an action against the Company's Lakewood subsidiary and the subsidiary's former President, alleging negligence in the design of roadways. The roadways were approved by the county engineer therefore the Company believes its exposure is minimal. The Company is represented by outside counsel in the lawsuit and an answer has been filed.

         In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve this matter. The total of the liens is approximately $480,000.

         In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and alleged fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. An award of $430,294 was issued in favor of American Factors. The counsel for American Factors has indicated that they will proceed against the Company and the other defendants based on alleged fraud. Settlement discussions between the Company and American Factors are currently taking place. This is recorded in the notes payable section of the financial statements.

         In September 1996, John Larry Adams, the Company's former Executive Vice President, filed suit against the Company for non-payment of expenses. In September 1996, the Company settled this matter by allowing a stipulated judgment to be entered for $80,652 plus interest. In January, 1998, this matter was settled by Delmar Janovec contributing 2,000,000 shares of stock to Mr. Adams.

         The Company has defaulted upon interest and principal with respect to a promissory note in favor of the Olivia I. Dodge Charitable Remainder Unitrust (the "Dodge Trust") which became due to December 31, 1995. According to the Dodge Trust's attorney, the total due (including interest) as of May 1, 1996 is $169,761. This note was settled during 1998 when the Company issued the Dodge Trust 1,959,281 shares of common stock.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


10.  Other commitments and contingencies (continued)
     -----------------------------------------------

         Anderson & Associates, Inc. (AAI) obtained a judgment against Tomahawk construction in Harris County, Texas in the amount of $3,337. AAI is actively continuing their collection efforts for this note. This obligation is reflected in the accounts payable section of the financial statements.

         On July  30,1996,  Youngblood  Enterprises,  Inc.  obtained  a judgment against KLH Engineering Group, Inc. in the State of Colorado. Thereafter, Youngblood Enterprises, Inc. assigned the judgement to Billie Youngblood. On April 8, 1998, Billie Youngblood registered this judgment in the District Court in Johnson County, Kansas. As of the date of this financial statement, the judgment has been satisfied and will be dismissed in the near future.

         The Company has defaulted upon interest and principal with respect to a $40,819 note in favor of the Roy Lee Johnston Trust (the "Johnston Trust"). The Johnston Trust has received a judgement in its favor but has been unsuccessful in their attempts to collect. This obligation is reflected in the notes payable section of the financial statements.

         In January 1997, the Carpenters District Council of Kansas City Pension Fund and certain other plaintiffs (collectively, the "Carpenters Fund") filed a complaint in the United States District Court for the Western District of Missouri against Tomahawk seeking payment of unpaid pension fund and welfare fund benefits and an accounting of the benefits that were to have been paid. Based upon the claims asserted by the Carpenters Fund against United States Fidelity & Guaranty Company, the amount of the unpaid benefits is approximately $4,200. It appears a settlement may occur in the near future which will result in no liability to the Company, therefore no liability has been recorded in the financial statements.

         In January 1997, the Construction Industry Laborers Pension Fund and certain other plaintiffs (collectively, the "Construction Fund") filed a complaint in the United States District Court for the Western District of Missouri against Tomahawk seeking payment of unpaid pension fund, welfare fund benefits, vacation fund and training fund benefits and an accounting of the benefits that were to have been paid. Based upon the claims asserted by the Construction Fund against United States Fidelity & Guaranty Company, the amount of the unpaid benefits is approximately $41,000. It appears a settlement may occur in the near future which will result in no liability to the Company, therefore no liability has been recorded in the financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

10.  Other commitments and contingencies (continued)
     -----------------------------------------------

         In January 1997, the Kansas City Cement Masons Pension Fund and certain other plaintiffs (collectively, the "Cement Fund") filed a complaint in the United States District Court for the Western District of Missouri against Tomahawk seeking payment of unpaid pension fund, welfare fund benefits, vacation fund and training fund benefits and an accounting of the benefits that were to have been paid. Based upon the claims asserted by the Cement Fund against United States Fidelity & Guaranty Company, the amount of the unpaid benefits is approximately $7,700. It appears a settlement may occur in the near future which will result in no liability to the Company, therefore no liability has been recorded in the financial statements.

         In January 1997, the Mo-Kan Teamsters Pension Fund and certain other plaintiffs (collectively, the "Teamsters Fund") filed a complaint in the United States District Court for the Western District of Missouri against Tomahawk seeking payment of unpaid pension fund, welfare fund benefits, vacation fund and training fund benefits and an accounting of the benefits that were to have been paid. Based upon the claims asserted by the Teamsters Fund against United States Fidelity & Guaranty Company, the amount of the unpaid benefits is approximately $4,200. It appears a settlement may occur in the near future which will result in no liability to the Company, therefore no liability has been recorded in the financial statements.

         In July 1997, Naylor commenced an action against Tomahawk based upon injuries suffered while in the employment of a subcontractor employed by Tomahawk. The damage alleged to be suffered by Naylor are greater than $43,500. At this time, Tomahawk does not contemplate that there will be any ultimate liability on its part as any claim should be covered by its insurance coverage; therefore no liability has been recorded in the financial statements.

         In December 1997, Morthole & Zeppetello (Morthole) commenced action against the Company based upon an alleged failure of the Company to pay under the terms of a promissory note, dated May 3, 1996. The case was dismissed pursuant to a settlement agreement reached by the parties. The Company defaulted on the settlement agreement and a judgment was then entered in the amount of $8,500 plus interest of 10% per annum from May 3, 1996 forward and attorney's fees of $1,275. The judgment remains pending; therefore no liability has been recorded in the financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


10.  Other commitments and contingencies (continued)
     -----------------------------------------------

         In January 1998, OCI, Inc. commenced an action against the Company for certain temporary services provided for the Company. The amount alleged to be owed is $2,436 plus interest. On December 14, 1998, a settlement was reached between the parties and the Company will pay the sum of $100 per month until the principal amount has been paid. This is recorded in the accounts payable section of the financial statements.

         In August 1998, the City of Greenwood Village (the "City"), Colorado filed a third party complaint against a subsidiary, KLH Engineering of Lakewood. The City alleges that the Company negligently performed inspection services with respect to a drainage system constructed in the City by the developer, KTC. Presently, the parties are in discussions with respect to reaching an arrangement that will ensure no claim is made against the Company.

         The Company's subsidiary, KLH Engineers & Constructors, Inc. has defaulted on a promissory note to Thomas Little, a former officer of the subsidiary. The note became due on November 14, 1996. The principal amount owed is $17,500 with 10% interest accruing from the date of the note, October 29, 1990. This obligation is reflected in the notes payable section of the financial statements.

         In November, 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties are currently discussing a settlement. Th obligation is reflected in the notes payable section of the financial statements.

         An action was filed against a subsidiary, KLH Engineering of San Mateo, by Lincoln Property Company, N.C. This action alleged that the Company negligently provided construction services. In March of 1999, this action was dismissed.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


11.  Marketable securities
     ---------------------

         At December 31, 1998 marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains occurred during the fiscal year ended December 31, 1998. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 1998.

                                                                         1998
                                                                      ----------
         Marketable securities available for sale:

         5,000,000 shares of restricted common stock, Kelly's Coffee
         Group, Inc.                                                   $ 200,000

         125,526 shares of restricted common stock, Oasis Hotels and
         Casino International  (formerly  Flexweight  Corporation)     $  57,893
                                                                       ---------
         Total marketable securities                                   $ 257,893
                                                                       =========

12.  Going concern uncertainty
     -------------------------

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

13.      Bankruptcy proceedings of subsidiary
         ------------------------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Directors, Executive Officers and Control Persons

         Name                      Age           Position(s) and Office(s)
         ----                      ---      ------------------------------------
         Delmar Janovec            49       Chief Executive Officer and Director
         Dustan Shepherd           37       President
         Ron Clawson               42       Director


     Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed President and CEO of the Company. Mr. Janovec, who is a descendant of the Mdewskanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe, has over twenty years of experience in the construction industry as a general foreman, superintendent, project manager, and estimator. For the past fifteen years, he has been the owner and CEO of Tomahawk Construction Company, a subsidiary of the Company. Mr. Janovec attended undergraduate studies at Kansas State University.

     Rod Clawson has been with the Company since October 1, 1993. Since May of 1995, he has served as Vice President of the Company and President of KLH Engineers & Constructors, Inc., the Company's engineering subsidiary. On August 10, 1995, Mr. Clawson was made a director of the Company. Before his appointment as an officer of the Company, Mr. Clawson served as the Company's Director of Marketing. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. Mr. Clawson is a graduate of Regis University.

     Dustan Shepherd was appointed President of the Company on August 6, 1998. Mr. Shepherd has 17 years of experience in the mortgage and finance industry, including four years as president of First Americans Mortgage Corporation (FAMC) and three years as president of Great Plains Lending Services, both of which engaged in substantial amounts of residential real estate lending. As president of FAMC, Mr. Shepherd closed and delivered 23% of all Native American loans purchased by Fannie Mae in 1997. Mr. Shepherd attended the University of Missouri.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


ITEM  10.     EXECUTIVE COMPENSATION

Executive Compensation
----------------------

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1996 to 1998, with the possible exception of Delmar Janovec, the Company's chief executive officer for the past three years. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Mr. Janovec.

                                                     SUMMARY COMPENSATION TABLE
                                          Annual Compensation                            Long Term Compensation
                                                                                  Awards                        Payouts

                                                                       Restricted    Securities
                                                      Other Annual     Stock         Underlying      LTIP
         Name and                  Salary   Bonus     Compensation     Award(s)       Options        payouts       All Other
         Principal          Year     ($)     ($)           ($)           ($)          SARs(#)         ($)        Compensation
         Position                                                                                                     ($)
         Delmar Janovec,    1998   81,000*   -             -             -               -            -               -
         Chief Executive    1997   81,000    -             -             -               -            -               -
         Officer; Director  1996   67,500**  -             -             -               -            -               -


Compensation of Directors
-------------------------

     The Company's directors are not compensated for any meeting the board of directors which they attend.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 31, 1999, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 1999, there were 472,061,312 shares of Common Stock issued and outstanding.

                                  Name and Address of Beneficial           Amount and Nature of
     Title of Class                           Owner                        Beneficial Ownership           Percent of class

      Common Stock                        Delmar Janovec                        44,000,000                     9.3%
  ($0.0001 par value)                    CEO and Director
                                           8021 Hallet
                                       Lenexa, Kansas 66215

Class A Preferred Stock                   Delmar Janovec                         2,160,000                    94.3%
                                         CEO and Director
                                           8021 Hallet
                                       Lenexa, Kansas 66215

Class B Preferred Stock                    Delmar Janovec                          600,000                    77.2%
                                         CEO and Director
                                           8021 Hallet
                                       Lenexa, Kansas 66215

      Common Stock                         Dustan Shepherd                      25,000,000                     5.3%
  ($0.0001) par value                         President
                                       12804 West 121st Terrace
                                     Overland Park, Kansas 66213

---------------------------------------

     *  Accrued; $0..00 actually paid or received.

     ** $67,500 actually paid; another $13,500 was accrued but not yet paid or received.


      Common Stock                           Rod Clawson                        13,700,000                     2.9%
  ($0.0001) par value                         Director
                                    268 West 400 South, Suite 300
                                      Salt Lake City, Utah 84101
Class B Preferred Stock                    Tibor L. Nemeth                         177,012                    22.8%
                                       165 North Aspen Avenue
                                      Azusa, California 91702
      Common Stock                  Directors and Executive Officers            82,700,000                    17.5%
  ($0.0001) par value                         as a Group (3 individuals)


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Delmar Janovec

     On August 6, 1998, the Company  acquired First Americans  Mortgage  Company
(FAMC). Delmar A. Janovec, a director and the Chief Executive Officer of the Company, sold his 51% ownership interest in FAMC to the Company for 44,000,000 shares of the Company's stock (valued at the time at approximately $.007). For more information, see "Item 2" in the Company's Form 8-K filed on August 26, 1998.

     On March 31, 1998, the Company began a proposed transaction whereby Mr. Janovec would acquire 51% ownership in Tomahawk Construction, Inc. in exchange for a reduction in the obligations owed the Company. The transaction would help the Company to become a minority-owned business. This status would allow Tomahawk to compete for new work. The Company would continue to own 49% of Tomahawk. This transaction has not been completed.

     The Company and its subsidiary, Tomahawk, currently owe Mr. Janovec approximately $262,544 pursuant to two promissory notes. One note is dated August 11, 1995, in an original amount of $344,837, unsecured, bearing interest of 8.75%. This note, of which $166,752 remains unpaid, was due in full on August 11, 1997, but it has been extended until August 11, 1999. The second note is also unsecured and bears interest at 8%, due on demand, in a principal amount of $95,792. Mr. Janovec has also extended the due date on this note until August 11, 1999. These two notes represent consolidations of previous smaller loans Mr. Janovec had made to the Company. For more information, see "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997.


Transactions involving Dustin Shepard

     On August 6, 1998, the Company acquired FAMC. Dustan Shepherd, the current President of the Company and a 5% shareholder of the Company sold his 48% ownership interest in FAMC for 25,000,000 shares of the Company's stock. For more information, see "Item 2 " in the Company's Form 8-K filed on August 26, 1998.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page14 of this Form 10-KSB, which is incorporated herein by reference.

 (b) Reports on Form 8-K. On August 19, 1998 the Company filed a Form 8-K disclosing the execution of a Stock Exchange Agreement with First American Mortgage Corporation in which the Company issued Seventy Million shares of its common stock. On August 26, 1999, the Company filed an amendment to the Form 8-K filed August 19, 1999. SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April 1999.

                            AmeriResource Technologies, Inc.



                            /s/ Delmar Janovec
                            -------------------
                            Delmar Janovec, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date


/s/ Delmar Janovec        Chief Executive Officer and Director   May 12, 1999
------------------
Delmar Janovec


/s/ Rod Clawson           Director                               May 12, 1999
------------------
Rod Clawson

                                INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.          NO.                    DESCRIPTION

2(i)         *                      Amended Plan of Reorganization  of  Tomahawk
                                    Construction Company,  dated April 27, 1995.
                                    Incorporated  by reference to the  Company's
                                    Quarterly Report on Form 10-QSB for he quarterly period ended June 30, 1995.

2(ii)        *                      Second Addendum to Debtor's  Amended Plan of
                                    Reorganization   of  Tomahawk   Construction
                                    Company, filed August 28, 199.

3(i)         *                      Articles   of   Incorporation   and  Bylaws.
                                    Incorporated  by reference to the  Company's
                                    Form S-4 registration statements,  effective
                                    February 11,1992. File No. 33-44104.

4(i)          *                     Resolutions   Establishing  and  Designating
                                    Series A and Series B Convertible  Preferred
                                    Stock.  Incorporated  by  reference  to  the
                                    Company's Form S-4  registration  statement,
                                    effective   February  11,  1992,   File  No.
                                    33-44104.



                               MATERIAL CONTRACTS

10(i)(a)      14                    Loan  Originator  Agreement,  dated March 9,
                                    1999,  between the  Company's  wholly  owned
                                    subsidiary,    First    American    Mortgage
                                    Corporation and the Housing Authority of the Cherokee Nation.

10(i)(b)      20                    Loan Originator Agreement, dated November 1,
                                    1998,  between the  Company's  wholly  owned
                                    subsidiary,    First    American    Mortgage
                                    Corporation and First national Bank and Trust Company.

10(i)(c)      26                    PMI Mortgage  Insurance Co. proposal,  dated
                                    October  8,  1998,   presented   to  Citizen
                                    Potawatomi Nation.

10(i)(d)      36                    Memorandum of Understanding, dated September
                                    15, 1998,  between the Choctaw  Nation,  PMI
                                    Mortgage Insurance Company, Freddie Mac, and
                                    Washington Mutual.

10(i)(e)      39                    Loan Originator  Agreement,  dated September
                                    8, 1998,  between the Company's wholly owned
                                    subsidiary,    First    American    Mortgage
                                    Corporation and the Housing Authority of the Choctaw Nation.

10(i)(f)      46                    Residential Loan Brokerage Agreement,  dated
                                    August 4, 1998, between the Company's wholly owned subsidiary, First American Mortgage
                                    Corporation and Washington Mutual Bank.

10(i)(g)      48                    Consulting  Agreement,   dated  February  1,
                                    1998, between the Company and Allen Wolfson.

10(i)(h)      60                    Consulting  Agreement,   dated  February  1,
                                    1998,  between  the  Company  and Richard D.
                                    Surber.

10(i)(i)      *                     Stock  Exchange  Agreement,  dated August 7,
                                    1998, between the Corporation and Flexweight
                                    Corporation,     a    Kansas    corporation.
                                    Incorporated  by reference to the  Company's
                                    Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.

10(i)(j)      *                     Stock Exchange  Agreement  dated,  August 7,
                                    1998,  between the  Corporation  and Kelly's
                                    Coffee Group, Inc., a Colorado  corporation.
                                    Incorporated  by reference to the  Company's
                                    Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.

10(i)(k)      73                    Stock Purchase Agreement, Guarantee and the
                                    Debenture dated December 14, 1998, between the Company and Gold Coast Resources, Inc.
                                    for the purchase of the Travel Agent's Hotel
                                    Guide, Inc.

27(i)        103                    Financial Data Schedule


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.