Form 10QSB
period 1999-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 1999-05-17
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 for the quarterly period ended March 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  for  the   transition   period  from ________to________.


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




                      8815 Long Street Lenexa, Kansas 66215
                      -------------------------------------
               (Address if principle executive office) (Zip Code)


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

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of May 14, 1999 was 494,061,312.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS ..................................................3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS ...................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS .....................................................7


ITEM 6. REPORTS ON FORM 8-K ...................................................7


SIGNATURES ....................................................................7


INDEX TO EXHIBITS .............................................................8










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1999, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                               PAGE

Consolidated Balance Sheet, March  31, 1999 .................................F-2

Consolidated Statement of Operations, for the three months ended
   March 31, 1999 and 1998 ..................................................F-4

Consolidated Statement of Stockholder's Equity for the Quarter ended
   March 31, 1999 and 1998 ..................................................F-5

Consolidated  Statement of Cash Flows, for the three months ended March 31, 1999 and 1998 .................................................................F-6

Notes to Consolidated Financial Statements, March 31, 1999 ..................F-9

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 1999

ASSETS
------
                                                       March 31,    December 31,
                                                         1999          1998
                                                      (Unaudited)    (Audited)
                                                      -----------   ------------
Current assets:
    Cash and cash equivalents (Note 1)                 $   38,059        36,152
                                                           ------        ------


    Receivables:
       Trade                                              759,404       759,404
       Notes receivable - related party (Note 2 and 3)    283,190       283,190
       Notes receivable - other (Note 3)                   75,000        75,000
       Allowance for doubtful accounts                   (711,937)     (711,937)
                                                         ---------     ---------

       Net receivables                                    405,657       405,657
                                                          -------       --------

       Total current assets                               443,716       441,809
                                                          -------       --------

Property, Plant and Equipment (Note 1):
    Equipment                                             618,452       617,581
    Furniture, fixtures and library                       120,989       120,989
    Vehicles                                               53,087        53,087
    Less accumulated depreciation                        (749,299)     (749,299)
                                                         ---------     ---------

    Net property, plant and equipment                      43,299         42,358
                                                           ------         ------


Other assets:
    Organization costs (Net) (Note 1)                         450           450
    Publication rights (Net) (Note 1)                   1,139,012     1,139,010
    Marketable securities (Note 12)                       257,893       257,893
                                                          -------       -------

    Total other assets                                  1,397,353     1,397,353
                                                        ---------     ----------

    Total assets                                       $1,907,734     1,881,520
                                                       ==========     ==========










   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         1999          1998
                                                      (Unaudited)    (Audited)
Current liabilities:
    Accounts payable:
      Trade                                            $ 657,366        653,011
      Related party (Note 2)                              36,231         36,231
    Current portion of long-term debt:
      Related party (Note 2 and 4)                       369,752        369,752
      Other (Note 4)                                     615,352        606,693
    Accrued payroll and related expenses                 692,143        687,427
    Accrued interest:
      Related party (Note 2)                             144,003        144,003
      Other                                              180,779        180,779
    Escrow Fees                                            3,552          4,224
    Income Tax Payable                                    35,960         35,960
                                                       ---------      ----------

      Total current liabilities                        2,702,530      2,718,080

Long-term debt:
      Notes payable (Note 4)                           1,535,857      1,535,857

    Convertible debentures                             3,350,000      3,350,000
    Commitments and contingencies (Note 10)              105,000        105,000
                                                       ---------      ----------

        Total liabilities                              7,693,387      7,708,937
                                                       ---------      ----------


Stockholders' equity (Note 6)
    Preferred stock, $.001 par value; authorized,
      5,000,000 shares; issued and outstanding,
      3,089,621 shares (Note 6)                            3,090          3,090
    Common Stock, $.0001 par value; authorized,
      500,000,000 shares issued and outstanding,                         40,206
      472,060,312 shares                                  49,206
    Additional paid-in capital                         8,395,968      7,934,968
    Common stock held in treasury;                       (24,981)       (76,886)
      2,458,000 shares at cost
    Accumulated deficit                              (14,255,335)   (13,728,795)

      Total stockholders' equity                      (5,832,053)    (5,827,417)

Total liabilities and stockholders' equity            $1,907,734      1,881,520
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998

                                                           1999          1998
                                                       ------------  -----------

Net service income                                     $   42,498           802
Operating expenses                                           (348)          -
General and administrative expenses                      (573,743)      (11,763)

Operating loss                                           (531,593)      (10,961)

Other income (expense):
     Gain on sale of treasury stock                         3,666           -
     Gain on marketable securities                            -             -
     Interest expense                                        (151)          -

 Total Other Income (Expenses)                              3,515       (10,961)
                                                         ---------      --------

Net loss before income tax                               (528,078)      (10,961)

Income tax provision                                          -             -

Net loss                                               $ (528,078)    $ (10,961)
                                                       -----------    ----------

Earnings per share                                            .00           .00

Weighted average common shares outstanding            427,060,312   164,213,803
                                                      ===========   ============


   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      For the Quarter Ended March 31, 1999


                               $.0001 Par Value       $.001 Par Value
                                 Common Stock         Preferred Stock   Additional     Stock
                               ----------------      ----------------
                                Number                Number             Paid-In   Subscription  Treasury  Accumulated
                              of Shares    Amount    of Shares  Amount    Capital   Receivable    Stock      Deficit          Total
                              ---------    ------    ---------  ------  ---------- ------------- --------  -----------  -----------

Balance at December 31, 1997  164,213,803  $ 16,420  3,089,621  $ 3,090 $6,347,954 $   -         $(5,625)  $(9,600,861) $(3,239,022)
Issuance of Shares for:
  S-8 options exercised        33,000,000     3,300               3,300                                                         -
  Subscriptions Receivable     41,000,000     4,100             460,900   (465,000)                                             -
  Consulting services          62,535,978     6,254             676,151                                                     682,406
  Debt                          1,958,281       196             137,304                                                     137,500
  Accrued Salaries             11,275,327     1,128              42,373                                                      43,501
  Stock                        23,076,923     2,308             255,586                                                     257,893

Acquisition of FAMC            45,000,000     4,500                                                                           4,500

Acquired from FAMC                                                                                (71,261)                  (71,261)

Reduction in Subscription Receivable                                       465,000                                          465,000

Consideration for guarantee    20,000,000     2,000              18,000                                                       20,000

Net loss for the year ended
    December 31, 1998                                                                                       (4,127,934)  (4,127,934)
                                                                                                            -----------  -----------
Balance at December 31, 1998  382,060,312  $ 40,206  3,089,621  $ 3,090 $7,934,968 $   -         $(76,886)$(13,728,795) $(5,827,417)
                              ===========  ========  =========  ======= ========== ============  ========= ============ ============

Issuance of Shares for:
  Consulting Services          50,000,000     5,000                        245,000                                          250,000
  Legal Services               40,000,000     4,000                        216,000                              -           220,000
Sale of Treasury stock                                                                             51,905
Net loss for the quarter ended
    March 31, 1999                                                                                            (526,540)    (526,540)
                                                                                                           ------------ ------------

Balance at March 31, 1999     472,060,312  $ 49,206  3,089,621  $ 3,090 $8,395,968 $   -         $(24,981)$(14,255,335) $  ()
                              ===========  ========  =========  ======= ========== ============  ========= ============ ============

   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998



                                                           1999         1998
                                                       ------------ ------------

Reconciliation of net loss provided by (used in) operating activities:

Net loss                                               $  (528,078)  $  (10,961)

Non-cash items:
     Non-cash services through issuance of stock           470,000         -
     Provision for bad debts                                               -
     (Gain)/Loss on investments                             (3,336)        -

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                   -
     Work-in-process                                                       -
     Prepaid insurance and other expenses                                  -

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                        4,355        9,878
     Accrued payroll and related                             8,659         -
     Escrow fees                                              (672)        -
     Accrued interest                                                      -
     Commitments and contingencies                             -           -
     Other current liabilities                                 -           -

Net cash provided by (used in) operating activities    $   (49,072)  $   (1,083)
                                                           ========      =======








   The accompanying notes are an integral part of thes financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998

                                                           1999          1998
                                                       ------------  -----------

Cash flows from financing activities:
     Proceeds from issuance of debt                         20,959         -
                                                            ------      --------

Net cash provided by (used in) financing activities         20,959         -
                                                            ------      --------


Cash flows from investing activities:
     Purchase of fixed assets                              (27,305)        -
                                                           --------     --------
     Proceeds from sale of securities                       57,325        4,750
                                                           --------     --------

Net cash provided by (used in) investing activities         30,020        4,750
                                                           --------     --------

Increase (decrease) in cash                                  1,907        3,667
                                                           --------     --------

Cash - beginning of period                                  36,152          188
                                                           --------     --------

Cash - end of period                                   $    38,059    $   3,855
                                                       ===========    ==========

   The accompanying note are an integral part of these financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998


            SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
            ---------------------------------------------------------

                                                           1999          1998
                                                       ------------  -----------

Purchase of fixed assets through issuance of debt      $     -       $     -

Debt paid through issuance of stock                    $     -       $     -

Stock issued for services                              $  470,000    $     -



Additional cash flow information Cash paid for:
       Interest                                        $     -       $     -
       Income taxes                                    $     -       $     -
                                                       ============  ===========

   The accompanying notes are an integral part of these financial statements.

      AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Unaudited
                   Consolidated Condensed Financial Statements
                                 March 31, 1999


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

2.   Corporations Included in the Consolidated Financial Statements
                      Name                                   Location
          -----------------------------------------     ------------------------
          First American Mortgage Corporation           Shawnee Mission, Kansas
          KLH Engineers & Contractors, Inc.             Closed
          KLH Engineering of Colorado Springs, Inc.     Closed
          KLH Engineering of Lakewood, Inc.             Closed
          KLH Engineering of Grand Junction, Inc.       Closed
          KLH Engineering of San Mateo, Inc.            Closed
          KLH Engineering of Greeley, Inc.              Closed
          Tomahawk Construction Company, Inc.           Shawnee Mission, Kansas
          The Travel Agent's Hotel Guide, Inc.          Shawnee Mission, Kansas

3.   Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., First Americans Mortgage Corporation, Tomahawk Construction Company Inc., the Travel Agent's Hotel Guide, Inc. and the accounts of all the closed subsidiaries. All material inter-company transactions have been eliminated in consolidation.

4.   Additional footnotes included by reference

     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

General
-------

     The Company's operations for the first quarter consisted of bidding for construction projects, developing a new mortgage program to be utilized in major cities with the Indian Centers that would target Urban Native Americans which are not being serviced at this time, searching for companies to be acquired that are in the mortgage business, and formulating a plan of operation for The Travel Agent's Hotel Guide, Inc. ("TAHG").


First Americans Mortgage Corporation

     The Company's operations during the first quarter of 1999 were conducted through First Americans Mortgage Corporation ("FAMC"), which was acquired as a wholly-owned subsidiary on August 6, 1998. The Company's plan to increase its revenues by servicing loans through FAMC continued to move forward during the first quarter of operations in 1999.

     Furthermore, the Company made modest progress towards achieving its long-term plan of creating a fully integrated company possessing all the necessary resources to provide housing for Native Americans throughout the United States which include constructing homes for Native Americans through a construction subsidiary while also providing financing through FAMC. Accordingly, the Company's efforts to find an operating construction company that may be interested in being acquired by the Company continued during the first quarter of 1999.

     FAMC also made substantial process in its effort to implement a specialized mortgage program which targets Native American nations. Under this program, Native Americans can purchase a home with less than 1% down at closing. FAMC has already increased its staff from 2 to 6 people since the Company acquired FAMC. FAMC intends to further increase its staff to approximately 15 by the end of 1999 to process the additional loans.

     The specialized program FAMC designed is now being utilized with five of the largest Native American nations in the State of Oklahoma, which should provide mortgages for over 500 families in 1999. FAMC continued to review and develop relationships with other Native American Nations to implement these programs on a national level.

     FAMC also continued to search for other mortgage companies to acquire. Specifically, FAMC continued to search for small mortgage companies that provide services via the Internet. If successful, FAMC believes that this will allow it to enter new markets, because this segment of the market is still very new and is likely to be largely untapped with regard to Native Americans.

     FAMC also made substantial progress in its efforts to implement a Web site that will allow FAMC to originate mortgages over the Internet. FAMC hopes to have a fully operational Web site that will allow an applicant to complete a mortgage application over the Internet by the end of the second quarter in 1999. By the end of 1999, FAMC hopes to have a completely operational system that will have video conferencing, allowing the loan processor to view the applicant at the same time the applicant views the loan processor. Using the Web site will hopefully allow FAMC to enter another market--urban Native Americans-which is presently not well-served.

Tomahawk Construction

     Tomahawk continued to bid for work in the construction management field during the first quarter of 1999, but obtained no new projects. Tomahawk's likelihood for success in obtaining new construction contracts jobs will remain low until a construction partner or a substantial amount of capital obtained that would allow Tomahawk to gain bonding. For more information on Tomahawk, see "Item 1 Description of Business" in the Company's Form 10KSB for December 31, 1998. Consequently, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company continues to search for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full-service housing resource for providing construction and mortgage services to Native American communities across the United States.

The Travel Agent's Hotel Guide, Inc.

     The Company acquired a 100% interest in the Travel Agent's Hotel Guide, Inc. ("TAHG") for the purpose of reselling TAHG's sole asset The Travel Agents Hotel Guide (the "Guide"). The Guide is a publication that lists over 10,000 hotels in North America. TAHG charges for advertising space in the Guide which historically has been published and distributed twice year. The Company's plan is to sell the Guide at a profit. Unfortunately, the Guide has been out of publication for several years. However, management believes that the potential purchaser of the Guide has adequate resources to resume publication of the Guide. In the event the Company is unable to sell the Guide in 1999, the Company is considering the possibility of a joint venture with an Internet company that could post the Guide on the Internet and thereby, reduce the substantial cash outlay needed to publish and distribute the Guide in a conventional manner. The Company has begun preliminary negotiations with a potential purchaser.

Results of Operations
---------------------

     Net service income for the quarter ended March 31, 1999, was $42,491 as compared to $802 for the first quarter in 1998. The increase is attributable to revenues generated by FAMC.

     Operating expenses increased from $0 for the quarter ended March 31, 1998 to $348 for the quarter ended on March 31, 1999.

     General and administrative expenses were $573,743 for the quarter ended on March 31, 1999 as compared to $11,763 for the same quarter in 1998. The $561,980 increase in general and administrative expenses was due to the Company's issuance of shares for services performed by employees and outside professionals. The Company issued a large number of shares to these employees and professionals because of the Company's poor financial condition.

     The Company's net loss went from $10,961 for the quarter ended March 31, 1998 to $528,078 for the quarter ended on March 31, 1999. The Company's net loss increased as a result of issuing S-8 Options for services, to consultants, legal expenses incurred, write-down of doubtful accounts.

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

     FAMC began to generate revenues in 1999. The Company believes that this new revenue stream will continue to make a positive impact in the liquidity during the year of 1999 and into the future.

     The Company also believes that its plans to sell TAHG will provide additional revenues during 1999. In the event the Company is unable to sell TAHG, the Company will be required to expend considerable fund in order commence operations.



     Until FAMC, TAHG, and Tomahawk begin generating sufficient revenues to cover the expenses of the Company, the Company will continue to use its equity and the resources of its CEO, Delmar Janovec to finance its operations. Mr. Janovec has advanced $262,544 to date as a loan to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also need to increase its authorized shares of common stock in order to continue using its equity as a means to finance its operations.

     During the quarter ended March 31, 1999, the Company's working capital deficit was approximately $2,258,814 compared to a deficit of $2,276,271 for the quarter ended March 31, 1998.

     The Company's net stockholders' deficit increased from $3,076,717 for the quarter ended March 31, 1998 to $5,827,417 for the quarter ended March 31, 1999. The Company's deficit increased primarily as a result of acquiring TAHG at a substantial loss.

     The Company issued a total of ninty million (90,000,000) shares of its common stock to consultants and attorneys during the first quarter of 1999.

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

     The cost associated with updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case

     All organizations dealing with the Year 2000 issue must address the effect this issue will have on their clients, associates, and third-party supply chain. Although the Company currently has limited information concerning the Year 2000 compliance status of its clients, associates, and suppliers, the Company is undertaking steps to identify key third parties and formulate a system for working with them to understand their ability to continue providing services (or buying the Company's) through the Year 2000 change. The impact of the Year 2000 issue on future Company revenue is hard to discern but is a risk to be considered in evaluating the further growth of the Company.

Forward Looking Statements
--------------------------

     The forward-looking statements contained in this Item 2 and elsewhere in this Form 10QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements.

     The management highly recommends reading this Form 10-QSB in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998, in order to gain a more complete picture of the Company's financial condition.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     No material developments occurred in the first quarter regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1998.

ITEM 6.  REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the quarter.


                                   Signatures

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.


                        AMERIRESOURCE TECHNOLOGIES, INC.




                        _/s/ Delmar Janovec _____________ May 17,1999
                        Delmar Janovec
                        Chairman of the Board of Directors
                        and Chief Executive Officer

                                INDEX TO EXHIBITS

     Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT    PAGE          DESCRIPTION
NO.        NO.

3.1         *            Articles of Incorporation and Bylaws.  Incorporated by
                         reference to the Company's Form S-4 registration state-ments, effective February 11,1992. File No. 33-44104.