Form 10QSB
period 1999-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1999-08-13
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
                         --------------- ---------------


                         Commission file number: 0-20033

                        AMERIRESOURCE TECHNOLOGIES, INC.
                    ----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



             DELAWARE                                  84-1084784
            ----------                              ---------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



          939 Sante Fe Drive Overland Park, Kansas          66212
        ------------------------------------------------------------
        (Address if principle executive office)           (Zip Code)


                                 (913) 859-9292
                              --------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X                    No

         The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of August 11, 1999 was 492,060,312.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS...................................................3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS....................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS......................................................8


ITEM 6. REPORTS ON FORM 8-K....................................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1999, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                               PAGE

Consolidated Balance Sheet, June 30, 1999....................................F-2

Consolidated Statement of Operations, for the six months ended
   June 30, 1999 and 1998....................................................F-4

Consolidated Statement of Stockholder's Equity for the six months ended
   June 30, 1999 and 1998....................................................F-5

Consolidated Statement of Cash Flows, for the six months ended
   June 30, 1999 and 1998....................................................F-6

Notes to Consolidated Financial Statements, June 30, 1999....................F-9

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheet


                                     ASSETS


                                                      June 30,       June 30,
                                                       1999            1998
                                                    (Unaudited)     (Unaudited)
                                                 --------------    -------------
Current assets:

    Cash and cash equivalents (Note 1)              $    7,145       $       234
                                                    -----------       ----------
    Receivables:
       Trade                                           206,137           730,285
       Related Party                                       -              14,471
       Notes receivable - related party                 91,788           332,904
       Notes receivable - other                         35,000            75,000
       Other receivables                                   -             193,000
       Allowance for doubtful accounts                (148,721)        (583,855)
                                                    -----------       ----------

            Net receivables                            184,204           761,805
                                                    -----------       ----------

       Prepaid insurance and other current assets        1,950            50,249

                 Total current assets                  193,299           812,288
                                                    -----------       ---------

                 Net property, plant and equipment      95,445            20,384
                                                    -----------       ----------


Other assets:
    Organization costs (Net) (Note 1)                      450
    Publication rights (Net) (Note 1)                1,139,012
    Marketable securities (Note 12)                    487,893           189,357
                                                     ----------       ----------

                  Total other assets                 1,627,355           189,357
                                                     ----------       ----------
Total assets                                       $ 1,916,099         1,022,029
                                                     ==========       ==========








   The accompanying notes are an integral part of these financial statements.
                                       F-2

                                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             Unaudited Consolidated Balance Sheet
                                                          (continued)

                                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     June 30,              June 30,
                                                                                       1999                  1998
                                                                                    (Unaudited)           (Unaudited)
                                                                                -----------------    -----------------

Current liabilities:
      Accounts payable:
            Trade                                                                 $     333,396       $     634,213
            Related party (Note 2)                                                       15,586              69,126
      Current portion of long-term debt:
            Related party                                                               174,392             552,849
            Other                                                                       465,424             255,769
      Accrued payroll and related expenses                                              210,173             646,907
      Accrued interest:
            Related party (Note 2)                                                       97,473              97,473
            Other                                                                       188,576              77,760
      Escrowed Fees                                                                       3,552                   -
      Income Tax Payable                                                                 35,960              35,960
                                                                                    ------------       -------------

               Total current liabilities                                              1,524,532           2,370,057

Long-term debt:
            Notes payable                                                             1,535,857           1,680,939

Convertible debentures                                                                3,350,000                   -
Commitments and contingencies                                                           105,000             105,000
                                                                                    ------------       -------------

               Total liabilities                                                  $   6,515,389       $   4,155,996
                                                                                    ------------       -------------

Stockholders' equity (Note 6)
       Preferred stock, $.001 par value; authorized, 5,000,000 shares;
             issued and outstanding, 3,089,621 shares                                       -                 3,090
       Common Stock, $.0001 par value; authorized, 500,000,000
             shares issued and outstanding, 492,060,312 shares                           49,406              21,724
       Additional paid-in capital                                                     8,544,468           6,532,257
       Common stock held in treasury; 2,458,000 shares at cost                              -                (5,625)
       Accumulated deficit                                                          (13,193,164)         (9,685,413)

                 Total stockholders' equity (deficit)                                (4,599,290)         (3,133,967)
                                                                                    ------------         -----------
Total liabilities and stockholders' equity                                        $   1,916,099       $   1,022,029
                                                                                    ============       =============





    The accompanying notes are an integral part of these financial statements.
                                    F-3

                                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Unaudited Consolidated Statements of Operations
                                   For the six months ended June 30, 1999 and 1998


                                                                                       1999                1998
                                                                                -----------------    ----------------


Net service income                                                                $      45,258       $           -

Operating expenses                                                                       (1,233)                  -
General and administrative expenses                                                    (275,653)            (73,591)
                                                                                   -------------       -------------

Operating gain (loss)                                                                  (231,628)            (73,591)
                                                                                   -------------       -------------

Other income (expense):
     Loss on sale of subsidiaries                                                       (39,950)                  -
     Other comprehensive income                                                         230,000
     Interest expense                                                                      (437)                  -
                                                                                   -------------       -------------
Total Other Income (expense)                                                            189,613                   -

Net loss before income tax                                                              (42,015)            (73,591)

Income tax provision                                                                        -                    -
                                                                                   -------------       -------------

Net loss                                                                          $     (42,015)      $     (73,591)
                                                                                   =============       =============



Earnings per share                                                                $         .00 $               .00

Weighted average common shares outstanding                                          458,060,312         199,570,961
                                                                                   =============       =============








   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                           AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        Unaudited Consolidated Statement of Stockholders' Equity
                                                 For the Six Months Ended Juine 30, 1999

                               $.0001 Par Value       $.001 Par Value
                                 Common Stock         Preferred Stock   Additional     Stock
                               ----------------      ----------------
                                Number                Number             Paid-In   Subscription  Treasury  Accumulated
                              of Shares    Amount    of Shares  Amount    Capital   Receivable    Stock      Deficit          Total
                              ---------    ------    ---------  ------  ---------- ------------- --------  -----------  -----------

Balance at December 31, 1997  164,213,803  $ 16,420  3,089,621  $ 3,090 $6,347,954 $   -         $(5,625)  $(9,600,861) $(3,239,022)
Issuance of Shares for:
  S-8 options exercised        33,000,000     3,300                         (3,300)                                              -
  Subscriptions Receivable     41,000,000     4,100                        460,900   (465,000)                                   -
  Consulting services          62,535,978     6,254                        676,151                                           682,406
  Debt                          1,958,281       196                        137,304                                           137,500
  Accrued Salaries             11,275,327     1,128                         42,373                                            43,501
  Stock                        23,076,923     2,308                        255,586                                           257,893

Acquisition of FAMC            45,000,000     4,500                                                                           4,500

Acquired from FAMC                                                                                (71,261)                  (71,261)

Reduction in Subscription Receivable                                                  465,000                                465,000

Consideration for guarantee    20,000,000     2,000                         18,000                                            20,000

Net loss for the year ended
    December 31, 1998                                                                                       (4,127,934)  (4,127,934)
                                                                                                            -----------  -----------
Balance at December 31, 1998  402,060,312  $ 40,206  3,089,621  $ 3,090 $7,934,968 $   -         $(76,886)$(13,728,795) $(5,827,417)
                              ===========  ========  =========  ======= ========== ============  ========= ============ ============

Issuance of Shares for:
  Consulting Services          50,000,000     5,000                        393,500                                          398,500
  Legal Services               40,000,000     4,000                        216,000                              -           220,000
Sale of Treasury stock                                                                             76,886                    76,866
Adjustment due to Sale of
    Subsidiaries                                                                                              574,756        574,756
Net loss for the quarter ended
    June 30, 1999                                                                                             (42,015)       42,015)
                                                                                                           ------------ ------------

Balance at  June 30, 1999     492,060,312  $ 49,206  3,089,621  $ 3,090 $8,544,468 $   -         $    -   $(13,196,054) $(4,599,290)
                              ===========  ========  =========  ======= ========== ============  ========= ============ ============

      The accompanying notes are an integral part of these financial statements.

                                              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               Unaudited Consolidated Statements of Cash Flows
                                               For the six months ended June 30, 1999 and 1998




                                                                                      1999                  1998
                                                                                ----------------    -----------------
Reconciliation of net loss provided by (used in) operating activities:

Net loss                                                                         $      (42,015)     $      (73,591)
Depreciation and amortization                                                             8,600              50,824

Non-cash items:
     Non-cash services through issuance of stock                                       (150,000)                  -
     (Gain)/Loss on sale of subsidiary                                                   39,950                   -
     Other comprehensive income                                                        (230,000)

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                                 10,050                   -
     Prepaid insurance and other expenses                                                (1,950)                  -

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                                                                        19,146
     Escrowed fees                                                                         (672)                  -
     Other current liabilities                                                          (21,983)                  -
                                                                                   -------------           ---------

Net cash provided by (used in) operating activities                              $      (88,020)   $         (3,621)
                                                                                   =============           ==========








   The accompanying notes are an integral part of these financial statements.
                                       F-6

                                       AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        Unaudited Consolidated Statements of Cash Flows
                                        For the six months ended June 30, 1999 and 1998



                                                                                       1999                 1998
                                                                                ----------------       --------------
Cash flows from financing activities:
     Repayment of debt                                                                   (6,476)                  -
                                                                                   -------------        ------------

Net cash provided by (used in) financing activities                                      (6,476)                  -


Cash flows from investing activities:
     Purchase of fixed assets                                                           (53,087)                  -
     Proceeds from sale of subsidiaries                                                     550
                                                                                   -------------

Net cash provided by (used in) investing activities                                     (52,537)
                                                                                   -------------

Increase (decrease) in cash                                                             (29,007)             (3,621)

Cash - beginning of period                                                               36,152               3,855
                                                                                   -------------          ----------

Cash - end of period                                                               $      7,145       $         234
                                                                                   =============          ==========






   The accompanying notes are an integral part of these financial statements.
                                      F-7

                                                 AMERIRESOURCE TECHNOLOGIES, INC.
                                        Unaudited Consolidated Statements of Cash Flows
                                        For the six months ended June 30, 1999 and 1998


SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                                                      1999                 1998
                                                                                -----------------    ----------------
Purchase of fixed assets through issuance of debt                                                          -

Debt paid through issuance of stock                                                  $                     -

Stock issued for services                                                            $  330,000            -



Additional cash flow information Cash paid for:
       Interest                                                                      $      589            -
       Income taxes                                                                  $       -             -




   The accompanying notes are an integral part of these financial statements.
                                      F-8

                        AMERIRESOURCE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999


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

2.       Corporations Included in the Consolidated Financial Statements

                          Name                                       Location
           First Americans Mortgage Corporation                 Lenexa, Kansas
           The Travel Agent's Hotel Guide, Inc.                 Lenexa, Kansas
           Tomahawk Construction Company, Inc.                  Lenexa, Kansas


3.       Sale of closed subsidiaries

         On June 30, 1999, the Company sold the following subsidiaries to Calbear LLC in an effort to eliminate certain liabilities from its balance sheet:

                  KLH Engineers & Contractors, Inc.
                  KLH Engineering of Colorado Springs, Inc.
                  KLH Engineering of Lakewood, Inc.
                  KLH Engineering of Grand Junction, Inc.
                  KLH Engineering of San Mateo, Inc.
                  KLH Engineering of Greeley, Inc.
                  Morton Technologies, Inc.
                  LBH Engineering, Inc.
                  Coffee Engineering & Surveying, Inc., and
                  Scanlon & Associates, Inc.

The Company sold the subsidiaries for a nominal amount of cash in conjunction with certain securities that were issued out for consulting services rendered to the Company as part of the Company's plan to improve it financial health.

4.       Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., and the accounts of all subsidiaries. All material intercompany transactions have been eliminated in consolidation.

5.       Additional footnotes included by reference

         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

        The Company's operations for the second quarter consisted of bidding for construction projects, developing a new mortgage program to be utilized in major cities with the Indian Centers that target Urban Native Americans which are not being serviced at this time, searching for companies to be acquired that are in the mortgage business, and formulating a plan of operation or sale for The Travel Agent's Hotel Guide, Inc. ("TAHG").

         On June 30, 1999, the Company sold the following subsidiaries to Calbear LLC in an effort to eliminate certain liabilities from its balance sheet: (1) KLH Engineers & Contractors, Inc., (2) KLH Engineering of Colorado Springs, Inc., (3) KLH Engineering of Lakewood, Inc., (4) KLH Engineering of Grand Junction, Inc., (5) KLH Engineering of San Mateo, Inc., (6) KLH Engineering of Greeley, Inc., (7) Morton Technologies, Inc. (8) LBH Engineering, Inc., (9) Coffee Engineering & Surveying, Inc., and (10) Scanlon & Associates, Inc. The Company sold the subsidiaries for a nominal amount of cash in conjunction with certain securities that were issued out for consulting services rendered to the Company as part of the Company's plan to improve its financial health.


First Americans Mortgage Corporation

         The Company's operations during the second quarter of 1999 were conducted through First Americans Mortgage Corporation ("FAMC"), which was acquired as a wholly-owned subsidiary on August 6, 1998. The Company's plan to increase its revenues by servicing loans through FAMC continued to move forward during the second quarter of operations in 1999.

         Furthermore, the Company made modest progress towards achieving its long-term plan of creating a fully integrated company possessing all the necessary resources to provide housing for Native Americans ("Nations") through-out the United States which include constructing homes for Native Americans through a construction subsidiary while also providing financing through FAMC. Accordingly, the Company's efforts to find an operating construction company that may be interested in being acquired by the Company continued during the second quarter of 1999.

         FAMC also made substantial progress in its effort to implement a specialized mortgage program which targets Native American nations. Under this program, Native Americans can purchase a home with less than 1% down at closing. FAMC has already increased its staff from 2 to 8 people since the Company acquired FAMC, adding 2 additional employee in the second quarter of 1999. FAMC intends to further increase its staff to approximately 15 by the end of 1999 to process the additional loans.

        The specialized program FAMC designed is now being utilized with five of the largest Nations in the State of Oklahoma, which should provide mortgages for over 500 families in 1999. FAMC continued to review and develop relationships with other Nations to implement these programs on a national level.

         FAMC also continued to search for other mortgage companies to acquire. Specifically, FAMC continued to search for small mortgage companies that provide services via the Internet. FAMC believes this will improve its abiltiy to tap into the Native American market, which is largely underdeveloped.

         FAMC also launched its loan origination website in June . The website will allow FAMC to originate mortgages over the Internet. The FAMC web site is available to both on and off reservation Native American home buyers for pre-qualifying or making a home loan application. The site can be accessed at www.nativeamericanlender.com. FAMC received over 175,000 visitors during the month of June.

         The Company has plans to improve the site which will include a completely operational system that will have video conferencing, allowing the loan processor to view the applicant at the same time the applicant views the loan processor. The Company anticipates that the video conferencing feature will be operational by the year 2000.

Tomahawk Construction

         Tomahawk continued to bid for work in the construction management field during the second quarter of 1999, but obtained no new projects. Tomahawk's likelihood for success in obtaining new construction contracts jobs will remain low until a construction partner or a substantial amount of capital is obtained that would allow Tomahawk to gain bonding capacity. For more information on Tomahawk, see "Item 1 Description of Business" in the Company's Form 10KSB for December 31, 1998. Consequently, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company continues to search for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full-service housing resource that provides construction and mortgage services to Native American communities across the United States.

The Travel Agent's Hotel Guide, Inc.

        The Company acquired a 100% interest in the Travel Agent's Hotel Guide, Inc. ("TAHG") for the purpose of reselling TAHG's sole asset The Travel Agents Hotel Guide (the "Guide"). The Guide is a publication that lists over 10,000 hotels in North America. TAHG charges for advertising space in the Guide which historically has been published and distributed twice year. The Company's plan is to sell the Guide at a profit. Unfortunately, the Guide has been out of publication for several years. Management plans to find a potential purchaser of the Guide that has adequate resources to resume publication of the Guide. In the event the Company is unable to sell the Guide in 1999, the Company is considering the possibility of a joint venture with an Internet company that could post the Guide on the Internet and thereby, reduce the substantial cash outlay needed to publish and distribute the Guide in a conventional print format. The Company has begun preliminary negotiations with a potential purchaser.

Results of Operations

         Net service income for the quarter ended June 30, 1999, was $45,258 as compared to $0 for the second quarter in 1998. The Company conducted no operations for the quarter ended June 30, 1998. All revenues in 1999 are attributable to service income generated by FAMC.

        Operating expenses increased from $0 for the quarter ended June 30, 1998 to $1,233 for the quarter ended June 30, 1999 as a result of FAMC's operations.

         General and administrative expenses were $275,653 for the quarter ended on June 30, 1999 as compared to $73,591 for the same quarter in 1998. The $202,062 increase in general and administrative expenses was primarily due to the Company's issuance of shares for services performed by outside professionals.

         The Company's net loss decreased from $73,591 for the quarter ended June 30, 1998 to $42,015 for the quarter ended on June 30, 1999. The Company's net loss decreased as a result of the Company's generation of revenues from loan originations and other comprehensive income which was recorded as a result of trading certain marketable securities for consulting services to FAMC.

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

        The Company also believes that its plans to sell TAHG will provide additional revenues during 1999. In the event the Company is unable to sell TAHG, the Company will be required to expend considerable funds in order to commence operations.

         Until FAMC, TAHG, and Tomahawk begin generating sufficient revenues to cover the expenses of the Company, the Company will continue to use its equity and the resources of its CEO, Delmar Janovec to finance its operations. Mr. Janovec has advanced $297,544 to date as a loan to support the Company's limited operations and has continued to work without pay since October 1, 1996. However, there is no guarantee that Mr. Janovec will continue such support. The Company will also need to increase its authorized shares of common stock in order to continue using its equity as a means to finance its operations.

         During the quarter ended June 30, 1999, the Company's working capital deficit was approximately $1,331,233 compared to a deficit of $1,557,769 for the quarter ended June 30, 1998. The Company's improved working capital position was a result of the Company's decision to sell its inoperable subsidiaries during the quarter which reduced its current liabilities.

         The Company's net stockholders' deficit increased from $3,133,967 for the quarter ended in June 30, 1998 to $4,599,290 for the quarter ended June 30, 1999. The Company's deficit increased primarily as a result of acquiring TAHG at a substantial loss. The Company's efforts to eliminate the deficit include selling TAHG for an amount greater than the $1,139,012 book value of the publi-cation rights.

         The Company issued a total of fifteen million (15,000,000) shares of its common stock to consultants and attorneys during the second quarter of 1999 in lieu of cash payments.

Subsequent Events

         In July of 1999, FAMC finalized $55 million in loan commitments from four Native American Nations ("Nations"). The Nations and commitments are as follows: (1) Chicksaw Nation, $10,000,000; (2) Chotaw Nation of Oklahoma, $30,000,000; (3) Citizens Potawatomi Nation, $5,000,000 and (4) Cherokee Nation, $10,000,000. Each Nation has entered into a risk share agreement with PMI Mortgage Insurance Company. The Nations will share the risk of foreclosure in partnership with PMI. FAMC is the exclusive originator for the $55 million. In addition, the Company has expanded the geographic locations in which it will provide loans to Native Americans to a total of 8 states including: Oklahoma, Arkansas, Texas, New Mexico, California, Oregon and Washington. FAMC believes it can originate approximately 900 loans which will generate estimated fees of $1,385,000 in gross from the $55 million in loan commitments over the next 12 to 16 months.

Year 2000 Compliance

         The Year 2000 presents potential concerns for businesses throughout the world. The consequences of this issue may include systems failures and business process interruptions. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2- digit date formats as the year changes from 99 to 00, the year 2000 is a special case leap year, and in many organizations using older technology, 2-digit dates may have been used for special programmatic functions.

         To respond to the Year 2000 issue, the Company hired an outside computer consultant in October of 1998 who completed a review of the Company's existing systems and upgraded approximately 90% of its existing system with hardware and software that purports to be Year 2000 compliant. Based on the advice of the consultant, the Company expects to be fully compliant by September 30, 1999.

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

Forward Looking Statements

         The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in costs of labor, changes in the cost of construction materials, fluctuations in interest rates, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved

         The  management   highly   recommends   reading  this  Form  10-QSB  in
conjunction with the Company's Form 10-KSB for the year ended December 31, 1998, in order to gain a more complete picture of the Company's financial condition.



                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         No material developments occurred in the second quarter regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1998.

         However, subsequent to the quarter ended June 30, 1999, the Company settled the Industrial State Bank v. AmeriResource Technologies, Inc., case No.98-C-14923. The Company, Delmar and Marilyn Janovec agreed to pay $200,000 plus 2,750,000 share of the Company's common stock in exchange for the forgiveness of $1,200,000 worth of debt owed by the Company. The first cash payment of $100,000 was paid on July 16, 1999 and the second payment is due on August 30, 1999. Mr. Janovec transferred 2,700,000 shares of the Company's stock which he owned to the Industrial State Bank. The Company intends to reimburse Mr. Janovec upon increasing its authorized shares.


ITEM 6.           REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.


                                                AMERIRESOURCE TECHNOLOGIES, INC.
                                                                 August 12,1999


                                                            /S/ Delmar Janovec
                                                       -------------------------
                                                                  Delmar Janovec
                                              Chairman of the Board of Directors
                                                     and Chief Executive Officer

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

10.1        11   Share Purchase  Agreement  between the  Company and Calbear LLC selling closed subsidiaries of the Company.

10.2        15   Settlement  Agreement between the Company,  Delmar and  Marilyn
                 Janovec and Industrial State Bank dated July 1999.

27.1        22   Financial  Data  Schedule for the 3  month  period ending  June
                 30, 1999.