Form 10QSB
period 1999-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 1999-11-16
CIK 876490

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period From --------------- to ---------------.


         COMMISSION FILE NUMBER: 0-20033
                                ---------


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



             DELAWARE                                      84-1084784
             --------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


            9319 Santa Fe Drive, Overland Park, Kansas   66212
           -------------------------------------------   ------
               (Address if principle executive office)  (Zip Code)


                                 (913) 341-2738
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  XX                   NO

         The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class OF VOTING STOCK), AS OF NOVEMBER 12, 1999 WAS .

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS...................................................3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS....................................4

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................8

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEED...............................8

ITEM 6. REPORTS ON FORM 8-K....................................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1999, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS                                              PAGE

Unaudited Consolidated Condensed Balance Sheet, September 30, 1999...........F-2

Unaudited Consolidated Condensed Statement of Operations,
  for the nine months ended September 30, 1999 and 1998......................F-4

Unaudited Consolidated  Statement of Stockholders' Equity,
  for the nine months ended September 30, 1999 and 1998......................F-5

Unaudited Consolidated Condensed Statement of Cash Flows,
  for the nine months ended September 30, 1999 and 1998......................F-6

Notes to Unaudited Consolidated Condensed Financial Statements,
   September 30, 1999........................................................F-8

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                                   September 30,
                                                                        1999
                                                                 ---------------
                                                                    (unaudited)

ASSETS

      CURRENT ASSETS:

            Cash and cash equivalents (Note1)                    $        2,482
                                                                   ------------
            Receivables:
                  Trade                                                 206,137
                  Notes receivable - related party                      204,940
                  Notes receivable - other                               35,000
                  Allowance for doubtful accounts                      (148,721)
                                                                   ------------
                       Net receivables                                  297,356
                                                                   ------------

                  Prepaid insurance and other current assets              1,650

                            Total current assets                        301,488
                                                                   ------------

      NET PROPERTY, PLANT AND EQUIPMENT                                 106,369

                                                                   ------------

      Other Assets:
            Organization costs (Net) (Note 1)                               450
            Publication rights (Net) (Note 1)                           569,506
            Marketable securities (Note 12)                             573,893
                                                                   ------------
                  Total other assets                                  1,143,849
                                                                   ------------

TOTAL ASSETS                                                    $     1,551,706
                                                                  ==============














                                        See notes to financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED BALANCE SHEETS (CONTINUED)

                                                                   September 30,
                                                                       1999
                                                                    ------------
                                                                     (unaudited)

LIABILITIES AND STOCK HOLDERS' EQUITY

      CURRENT LIABILITIES:
            Accounts payable:
                  Trade                                           $     346,366
                  Related party (Note 2)                                 15,586
            Current portion of long-term debt:
                  Related party                                         609,067
                  Other                                                  85,460
            Accrued payroll and related expenses                        189,967
            Accrued interest:
                  Related party (Note 2)                                 97,476
                  Other                                                  51,199
            Escrow fees                                                   8,075
            Income tax payable                                           35,960
                                                                    ------------
                   Total current liabilities                          1,439,156

      LONG-TERM DEBT
            Notes payable                                               912,545
            Convertible debentures                                    3,350,000
            Commitments and contingencies                               105,000
                                                                    ------------
                  Total liabilities                                   5,806,701
                                                                    ------------

      STOCKHOLDERS' EQUITY
                  Preferred stock ($.001 par value; 5,000,000
                       shares authorized; 3,089,621 shares
                       issued and outstanding)                           3,090
                  Common stock ($.0001 par value 1,000,000,000
                       shares authorized; 492,060,312 shares
                       issued and outstanding)                          49,206

                  Additional paid in capital                          8,544,468
                  Accumulated deficit                               (12,851,759)
                                                                    ------------
                       Total stockholders' equity (deficit)          (4,254,995)

                                                                    ------------
TOTAL LIABILITIES AND EQUITY                                       $  1,551,706
                                                                    ============










                                        See notes to financial statements.

                                             AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,

                                                 1999                 1998               1999                1998
                                          ----------------      -----------------   ----------------    ----------------

Net service income                      $           86,314   $           21,365    $        131,572    $         21,365
Operating expenses                                       -                    -              (1,233)            (50,573)
General and administrative
     expenses                                     (148,189)            (474,849)           (423,842)           (497,867)
                                          ----------------      ---------------      --------------      --------------
Operating gain (loss)                              (61,875)            (453,484)           (293,503)           (527,075)
                                          ----------------      ---------------      --------------      --------------

OTHER INCOME (EXPENSE):
      Loss on sale of subsidiaries                (483,506)              (3,769)           (523,456)             (3,769)
      Other comprehensive income                         -                                  230,000
      Gain on extinguishment of                    995,093                                  995,093
         debt
      Interest expense                                (272)                (128)               (709)               (128)
                                          ----------------      ---------------      --------------      --------------
Total other income (expense)                       511,315               (3,897)            700,928              (3,897)

Net profit loss before income tax                  449,440             (457,381)            407,425            (530,972)

Income tax provision                                     -                    -                   -                   -
                                          ----------------      ---------------      --------------      --------------

NET LOSS                                $          449,440   $         (457,381)   $        407,425    $       (530,972)
                                          ================      ===============      ==============      ==============

EARNING PER SHARE                       $    0.00           $     0.00            $   0.00            $   0.00

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                        458,060,312          271,533,703         458,060,312         271,533,703
                                          ================      ===============      ==============      ==============




                                        See notes to financial statements.

                                                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                                       FOR NINE MONTHS ENDED SEPTEMBER 30, 1999


                              $.0001 Par Value       $.001 Par Value
                                Common Stock         Preferred Stock

                                                                        Additional    Stock
                           Number of             Number of               Paid-In   Subscription   Treasury  Accumulated
                             Shares    Amount     Shares      Amount     Capital    Receivable     Stock     Deficit      Total
                             ------    ------     ------      ------     -------    ----------     -----     -------      -----
Balance at December
  31, 1997                164,213,803 $ 16,420  3,089,621  $  3,090   $6,347,654   $     -      $ (5,625)  $(9,600,861) $(3,239,022)

Issuance of Shares for:
  S-8 options exercised    33,000,000      330                            (3,300)                                                 -
  Subscriptions
   receivable              41,000,000    4,100                           460,900    (465,000)                                      -
  Consulting services      62,535,978    6,254                           676,151                                            682,406
  Debt                      1,958,281      196                           137,304                                            137,500
  Accrued salaries         11,275,327    1,128                            42,373                                             43,501
  Stock                    23,076,923    2,308                           255,586                                            257,893

Acquisition of FAMC        45,000,000    4,500                                                                                4,500

Acquired from FAMC                                                                               (71,261)                   (71,261)

Reduction in subscription
receivable                                                                           465,000                                465,000

Consideration for
   guarantee               20,000,000    2,000                            18,000                                             20,000

Net loss for the Year
 ended December 31, 1998                                                                                    (4,127,934)  (4,127,934)
                          ------------ -------  ---------   --------   ---------  ---------    ----------  ------------  -----------

Balance at December
  31, 1998                402,060,312   40,206  3,089,621      3,090   7,934,968        -        (76,886)  (13,728,795)  (5,827,417)

Issuance of Shares for:

  Consulting Services      50,000,000    5,000                           393,500                                            398,500
  Legal Services           40,000,000    4,000                           216,000                                            220,000
Sale of Treasury stock                                                                            76,886                     76,886
Adjustment due to Sale
  of Subsidiaries                                                                                              469,611      454,614
Net gain for the
  nine months ended
  September 30, 1999                                                                                           407,425      407,425
                          ----------- -------  ---------     --------  ---------  ---------    ---------  ------------  ------------

Balance at September 30,
1999                      492,060,312 $ 49,206  3,089,621   $  3,090  $8,544,468  $     -      $   -      $(12,851,759) $(4,254,995)
                          =========== ========  =========   ========   =========  =========    =========  ============= ============






                                       See   notes  to   financial statements.


                                     AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                                           Nine months Ended
                                                                                              September 30

                                                                                      1999                  1998
                                                                                  -----------           -----------
RECONCILIATION OF NET LOSS PROVIDED BY (USED
     IN) OPERATING ACTIVITIES:

     Net gain                                                                 $      407,425       $    (530,972)
     Depreciation and amortization                                                     8,600              27,408

     Non- Cash items:
         Non-cash services through issuance of stock                                 618,500
         (Gain)/Loss on sale of subsidiary                                           523,456
         Other comprehensive income                                                 (230,000)
         (Gain)/Loss on forgiveness of debt                                         (995,093)

     Changes in assets affecting operations - (increase) decrease
         Accounts receivable                                                         553,267              53,166
         Other receivables                                                           118,250
         Prepaid insurance and other expenses                                         (1,650)                 95

     Changes on liabilities affecting operations - increase (decrease)
         Accounts payable                                                           (327,290)             17,759
         Accrued payroll and related expenses                                       (497,460)           (206,591)
         Accrued interest                                                           (176,110)             (9,237)
         Escrowed fees                                                                (3,851)                 -
         Other current liabilities                                                    64,243                  -
                                                                                ------------          -----------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                    $       65,287       $    (648,372)
                                                                                ============          ===========
















                                            See notes to financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998


                                                          Nine months Ended
                                                              September 30

                                                        1999             1998
                                                      ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock     $           -      $    663,775
     Proceeds from issuance of debt                         -           217,171
     Repayment of debt                               (120,946)
                                                  -----------        -----------

NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                      (120,946)          880,946

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

     Purchase of treasury stock                             -          (231,000)
     Purchase of fixed assets                         (64,011)
     Proceeds from sale of subsidiaries                     -
                                                  -----------      -------------

NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                        21,989          (231,000)
                                                  -----------      -------------

INCREASE (DECREASE) IN CASH                           (33,670)            1,574

CASH - AT BEGINNING OF PERIOD                          36,152               188
                                                  -----------      -------------

CASH - AT END OF PERIOD                         $       2,482      $      1,762
                                                  ===========      =============













                       See notes to financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

1       Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with the instructions of Form 10QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete accounting statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2.       Corporations Included in the Consolidated Financial Statements

         NAME                                             LOCATION
         ------------------------------------             ---------------
         First Americans Mortgage Corporation             Overland Park, Kansas
         The Travel Agent's Hotel Guide, Inc.             Overland Park, Kansas
         First Plains Construction, Inc.                  Overland Park, Kansas
         Tomahawk Construction Company, Inc.              Overland Park, Kansas

3.       Loss  on  Sale of  50% Interest in The Travel Agent's Hotel Guide, Inc.
         ("TAHG")

         The Company sold a 50% interest in TAHG for 400,000 shares of restricted common stock of SRUN which the Company valued at $86,000 a significant discount because of the illiquidity of the SRUN shares and SRUN current financial position. The Company subsequently bought back a 1% interest to maintain a 51% interest. The net result of this transaction is a loss of $483,506.

4.       Gain on Debt Settlement

          The Company recorded a gain of $995,093. As a result of settling $1,071,214, plus accrued interest, in debt with Industrial State Bank for $200,000 in cash and 2,760,000 shares of the Company's common stock held by the Company's president.

5.        Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., and the accounts of all subsidiaries. All material inter company transactions have been eliminated in consolidation.

6.       Additional footnotes included by reference

         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in costs of labor, changes in the cost of construction materials, fluctuations in interest rates, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved

GENERAL

The Company's operations for the third quarter consisted of bidding for construction projects, developing a new mortgage program to be utilized in major cities with the Indian Centers that target Urban Native Americans which are not being serviced at this time, searching for companies to be acquired that are in the mortgage business, and formulating a plan of operation or sale for The Travel Agent's Hotel Guide, Inc. ("TAHG").

FIRST AMERICANS MORTGAGE CORPORATION

The Company's operations during the third quarter of 1999 were conducted through First Americans Mortgage Corporation ("FAMC"), which was acquired as a wholly-owned subsidiary on August 6, 1998. The Company's plans to increase its revenues by servicing loans through FAMC continued to move forward during the third quarter of operations in 1999.

In July of 1999, FAMC finalized $55 million in loan commitments from four Native American Nations ("Nations"). The Nations and commitments are as follows: (1) Chicksaw Nation, $ 1 0,000,000; (2) Chotaw Nation of Oklahoma, $30,000,000; (3) Citizens Potawatomi Nation, $5,000,000 and (4) Cherokee Nation, $ 1 0,000,000. Each Nation has entered into a risk share agreement with PMI Mortgage Insurance Company. The Nations will share the risk of foreclosure in partnership with PMI. FAMC is the exclusive originator for the $55 million. In addition, the Company has expanded the geographic locations in which it will provide loans to Native Americans to a total of 8 states including: Oklahoma, Arkansas, Texas, New Mexico, California, Oregon and Washington. FAMC believes it can originate approximately 900 loans which will generate estimated fees of $1,385,000 in gross revenues from the $55 million in loan commitments over the next 12 to 16 months.

The Company continues to work towards achieving its long-term plan of creating a fully integrated company possessing all the necessary resources to provide housing for Native Americans throughout the United States which include constructing homes for Native Americans through a construction subsidiary while also providing financing through FAMC. Accordingly, the Company's efforts to find an operating construction company that may be interested in being acquired by the Company continued during the third quarter of 1999.

However, FAMC made substantial progress in its effort to implement a specialized mortgage program which targets Native American Nations ("Nations"). Under this program, Native Americans can purchase a home with less than 1% down at closing. FAMC has already increased its staff from 2 to 8 people since the Company acquired FAMC. FAMC intends to further increase its staff to approximately 12 by the end of 1999 to process the additional loans.

The specialized program FAMC designed is now being utilized with five of the largest Nations in the State of Oklahoma, which should provide mortgages for over 500 families in 1999. FAMC continued to review and develop relationships with other Nations to implement these programs on a national level.

FAMC also continued to search for other mortgage companies to acquire. Specifically, FAMC continued to search for small mortgage companies that provide services via the Internet. FAMC believes that this will improve its ability to tap into the Native American markets, which are largely underdeveloped.

During the quarter FAMC formed a subsidiary named, First Plains Construction, Inc. (FPC), for the purpose of seeking out potential construction jobs which would supplement FAMC's loan programs. FPC is currently looking for potential partners. FPC currently has no operations.

FAMC continues to make improvements to its website that it launched in June to originate loans. The website will allow FAMC to originate mortgages over the Internet. The FAMC website is available to both on and off reservation Native American home buyers for pre-qualifying or making a home loan application. The site can be accessed at www.nativeamericanlender.com. FAMC continued to receive a significant amount of visitors during the third quarter of 1999.

The Company has plans to improve the site which will include a completely operational system that will have video conferencing, allowing the loan processor to view the applicant at the same time the applicant views the loan processor. The Company anticipates that the video conferencing feature will be operational by the year 2000.

TOMAHAWK CONSTRUCTION

Tomahawk continued to bid for work in the construction management field during the third quarter of 1999, but obtained no new projects. Tomahawk's likelihood for success in obtaining new construction contracts jobs will remain low until a construction partner or a substantial amount of capital is obtained that would allow Tomahawk to gain bonding capacity. For more information on Tomahawk, see "Item I Description of Business" in the Company's Form 10KSB for December 31, 1998. Consequently, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company continues to search for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full service housing resource that provides construction and mortgage services to Native American communities across the United States.

THE TRAVEL AGENT'S HOTEL GUIDE, INC.

The Company acquired a 100% interest in the Travel Agent's Hotel Guide, Inc. ("TAHG") for the purpose of reselling TAHG's sole asset The Travel Agents Hotel Guide (the "Guide"). The Guide is a publication that lists over 10,000 hotels in North America. TAHG charges for advertising space in the Guide which historically has been published and distributed twice year. Unfortunately, the Guide has been out of publication for several years.

On August 23, 1999, the Company sold a 50% interest in TAHG to Staruni Corporation ("SRUN") for 400,000 shares of common stock of SRUN. SRUN has guaranteed the value of the SRUN stock for one year. However, if the SRUN stock prices reaches $4.00 and remains at that price for 10 days the price guarantee extinguishes. Nonetheless, the Company is only booking the SRUN stock at $86,000. The Company valued the stock on its books at 50% of the bid price at September 30, 1999. The Company discounted the value of the SRUN common stock based upon the financial statements of SRUN and its current market price. The result of this transaction was a loss of $483,506. The Company hopes that SRUN's experience as an Internet company will aid in placing the Guide on the world wide web.

RESULTS OF OPERATIONS

The Company's recorded net gains of $449.440 and $700,928 the three and nine months ended September 30, 1999 compared to net losses of $457,381 and $530,972 for the same period in 1998. The Company's net gain for the three and nine months ended September 30, 1999, was the result of the settlement of $1,071,214 worth of debt for $200,000 in cash and approximately 2,760,000 shares of its common stock.

Net service income for the three and nine months ended September 30, 1999, was $86,314 and $131,572 as compared to $21,365 and $21,365 for the same periods in 1998. The Company conducted no operations during the nine months ended September 30, 1998. All revenues in 1999 are attributable to service income generated by FAMC.

Operating expenses increased from $148,189 and $423,842 for the three and nine months ended September 30, 1998 compared to $0 and $50,573 for the comparable periods in 1999 as a result of FAMC's operations.

General and administrative expenses were $148,189 and $423,842 for the three and nine months ended September 30, 1999, as compared to $474,849 and $497,867 for the comparable periods.

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

At September 30, 1999, the Company has current assets of $301,488 and total assets of $1,143,849 as compared to $441,809 and $1,397,353, respectively, at December 31, 1998. At September 30, 1999, the Company's working capital deficit was approximately $295,307 compared to a deficit of $3,083,684 at September 30, 1998. The Company's improved working capital position was a result of the Company's decision to sell its inoperable subsidiaries during the second quarter in 1999 and the settlement of significant amount of liabilities in the third quarter of 1999 which significantly reduced the Company's current liabilities.

The Company's net stockholders' deficit increased to $4,254,995 at September 30, 1999 from to $3,083,684 at September 30, 1998. The Company's deficit increased primarily as a result of acquiring TAHG at a substantial loss. The Company's efforts to reduce the deficit include satisfying the debenture for securities in its subsidiary company or renegotiation the purchase price..

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

To respond to the Year 2000 issue, the Company hired an outside computer consultant in October of 1998 who completed a review of the Company's existing systems and upgraded approximately 100% of its existing system with hardware and software that purports to be Year 2000 compliant.

The cost associated with updating the Company's computer systems has not had a material impact on the financial condition of the Company.

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

                           PART II- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

INDUSTRIAL STATE BANK V. AMERIRESOURCE TECHNOLOGIES, INC., case No.98-C-14923. On July 9, 1999, the Company settled this case. The Company, Delmar and Marilyn Janovec agreed to pay $200,000 plus 2,760,000 share of the Company's common stock in exchange for the forgiveness of $1,071,214, plus accrued interest, worth of debt owed by the Company. The first cash payment of $100,000 was paid on July 16, 1999 and the second payment was due on August 30, 1999. The note was extended to December 15, 1999 for an additional payment of $20,000. Mr. Janovec transferred 2,760,000 shares of the Company's stock which he owned to the Industrial State Bank. The Company intends to reimburse Mr. Janovec upon increasing its authorized shares. Mr. Janovec has not been reimbursed for the shares that he advanced on the Company's behalf. The Company made additional payments of $40,000 during the third quarter and was granted an extension until December 15, 1999, to pay the remain $60,000.

For more  information on the Company' s legal  proceedings,  please see "Part I-
Item 3 Legal Proceedings" in the Company's Form 10KSB for the year ended December 31, 1998.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 27,000,000 shares of its common stock pursuant to section 4(2) of the Securities Act of 1933 to Kelly's Coffee Group, Inc. in exchange for $100,000 in an isolated transaction not involving a public offering.

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

                                            /S/ DELMAR JANOVEC

                                            Delmar Janovec
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT      PAGE    DESCRIPTION
NO.          NO.

3.1          *       Articles  of  Incorporation  and  Bylaws.
                    (Incorporated  by reference to the Company's
                    Form S-4 registration statements,  effective
                    February II, 1 992.

                    File No. 33-44104.

10.1         *      Settlement Agreement between the Company, Delmar and Marilyn
                    Janovec and Industrial State Bank dated July 1999. ( Incorp-orated by reference to the Company's Form 10QSB for the quarter ended June 30, 1999 as Exhibit 10.2.)

10.2         11     Stock  Purchase  Agreement  between  the Company and Kelly's
                    Coffee Group,  Inc. dated July 15, 1999, for the purchase of
                    27,000,000 shares of the Company's common stock for $100,000

10.3         17     Stock Purchase Agreement between Staruni Corporation and the
                    Company dated  August  23,  1999,  for the purchase of a 50%
                    interest in Travel Agent's Hotel Guide, Inc. for 400,000 shares of Staruni's common stock.

27           31     Financial  Data  Schedule  for  the  9  month  period ending
                    September 30, 1999.