Form 10KSB
period 1999-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2000-04-14
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

Commission file number: 0-20033


                        AmeriResource Technologies, Inc.
                       ----------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                                  84-1084784
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


                 1881 Hicks Road, #C, Rolling Meadows, IL 60008
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (847) 221-2801
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of each Exchange on Which Registered
       -------------------             -----------------------------------------
Common Stock ($0.0001 Par Value)                         None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [ X ]        No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

         The issuer's total consolidated revenues for the year ended December 31, 1999, were $55,348.

         The aggregate market value of the registrant's Common Stock, $0.0001 par value held by non-affiliates was approximately $83,566,881 based on the average closing bid and asked prices for the Common Stock on April 11, 2000. On April 7, 2000, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 550,821,312.

                                TABLE OF CONTENTS

PART I   3
         -
         ITEM 1.  DESCRIPTION OF BUSINESS......................................2
         ITEM 2.  DESCRIPTION OF PROPERTY......................................3
         ITEM 3.  LEGAL PROCEEDINGS................         ...................4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........4

PART II  7
         -
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....7

         ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................9

         ITEM 7.  FINANCIAL STATEMENTS........................................10

         ITEM 8.  CHANGES IN AND  DISAGREEMENTS  WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........11


PART III 11

         ITEM  9.
                  DIRECTORS,  EXECUTIVE  OFFICERS,
                  PROMOTERS  AND CONTROL  PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...........................11

         ITEM  10.
                  EXECUTIVE COMPENSATION......................................12

         ITEM 11.
                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................12

         ITEM 12.
                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         ITEM 13.
                  EXHIBITS AND REPORTS ON FORM 8-K............................13


INDEX TO EXHIBITS.............................................................15

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise. The Company's operations have historically consisted of providing engineering and construction services. However, in 1996 the Company closed all of its engineering subsidiaries due to continued losses.

         The Company's operations have historically consisted of providing engineering and construction services through its wholly-owned subsidiaries. However, in 1996 the Company closed and/or sold all of its engineering subsidiaries due to continued losses and has obtained no construction contracts during 1999. The Company has been unable to obtain any construction contracts as a result of placing Tomahawk Construction Company into Chapter 11 Bankruptcy on September 15, 1994. Despite Tomahawk's emergence from bankruptcy on August 28, 1995, the Company has been unable to obtain the necessary bonding capacity to obtain construction contracts. As a result of Tomahawk's lack of new construction contracts in 1999, the Company is currently exploring opportunities to combine Tomahawk with another company through a merger or acquisition. The Company is now searching for a construction company that is interested in being acquired.

         In connection with the Company's operational restructuring, it executed a Share Purchase Agreement on December 31, 1999, with Dustan Shepherd, the Company's former President, whereby the Company sold its wholly owned subsidiary, First Americans Mortgage Company ("FAMC"), to Shepherd for $30,000 payable pursuant to a promissory note. In connection with this subsidiary sale, FAMC surrendered to the Company 7,000,000 shares of common stock Kelly's Coffee which had been received by FAMC for services FAMC and the Company had rendered. Pursuant to this Share Purchase Agreement, the Company forgave FAMC's debt to Tomahawk, which was secured by a June 30, 1999 promissory note.

         On June 30, 1999, the Company sold the following subsidiaries to Calbear LLC in an effort to eliminate certain liabilities from its balance sheet: (1) KLH Engineers & Contractors, Inc., (2) KLH Engineering of Colorado Springs, Inc., (3) KLH Engineering of Lakewood, Inc., (4) KLH Engineering of Grand Junction, Inc., (5) KLH Engineering of San Mateo, Inc., (6) KLH Engineering of Greeley, Inc., (7) Morton Technologies, Inc. (8) LBH Engineering, Inc., (9) Coffee Engineering & Surveying, Inc., and (10) Scanlon & Associates, Inc. The Company sold the subsidiaries for $550.

         THE TRAVEL AGENT'S HOTEL GUIDE, INC.

         On August 23, 1999, the Company sold 50% of TAHG to Staruni Corporation ("SRUN") for 400,000 shares of SRUN's common stock. Although SRUN has guaranteed the value these shares at $1,750,000 for one year, the price guarantee will lapse if the SRUN stock reaches a $4.00 price and remains above that price for 10 consecutive business days. The SRUN stock has been valued at $86,000. The Company discounted the value of the SRUN common stock based upon the financial statements of SRUN and its current market price. The result of this transaction was a loss of $483,506. The Company hopes that SRUN's experience as an Internet company will aid in placing the Guide on the world wide web.

         As of April 12, 2000, the Company had a total of six (6) employees, of which four (4) were employed full-time.

Business Developments Occurring Subsequent to the Fiscal Year Ended December 31, 1999

         On December 23, 1999, the Company, Magnolia Manors, Inc. and Krapfcandoit, Inc. executed a contribution agreement, whereby the Company was to acquire the assets of Magnolia and Krapfcandoit in exchange for shares of the Company's common stock. Shortly after the execution of this agreement, all parties decided to modify its terms. The Company no longer has an intention to acquire Krapfcandoit. Magnolia Manors and the Company have agreed to an asset purchase agreement whereby Magnolia Manors will be acquired by the Company's subsidiary, Crestwood Villas, for cash and stock. Magnolia's assets include approximately 21 assisted living facilities located in Alabama. The Company is acquiring Magnolia through its subsidiaries, Crestwood Management Company, Inc. and Crestwood Villas, Inc., which have contractual rights to purchase Magnolia's assets. Magnolia is currently owned by Krapfcandoit.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real property. The Company's operations are conducted through one office located at 1881 Hicks Road, #C, Rolling Meadows, IL 60008, which is leased.

ITEM 3.           LEGAL PROCEEDINGS

         The following are pending material cases involving the Company and its subsidiaries. The Company and its subsidiaries are subject to a variety of claims and suits that arise from time to time out of the ordinary course of business, most commonly contract disputes. The Company believes that the pending claims are adequately covered by insurance. However, there can be no guarantee that such insurance will be adequate, will be renewable, or will remain available in the future.

         Craft, Fridkin & Rhyne, L.L.C. vs. AmeriResource Technologies, Inc. Craft, Fridkin & Rhyne, L.L.C. ("CFR") filed a Demand for Arbitration with the American Arbitration Association on March 24, 2000, whereby CFR demanded "compensation for services rendered pursuant to Consulting Agreement dated August 26, 1998." The arbitration hearing is set for Friday, April 14, 2000.

         On August 26, 1998, the Company executed a Consulting Agreement (incorporated by reference and attached hereto as Exhibit 10(i)) with CFR whereby the Company agreed to compensate CFR for legal services rendered through May 31, 1998, with Forty Million (40,000,000) shares of the Company's common stock which were to be registered with the SEC on Form S-8 under the Securities Act of 1933, as amended. The Company also agreed to issue additional stock upon receipt of CFR's monthly billing statements valued at one cent ($.01) per share. The Company has retained counsel to represent it in this proceeding, although it believes CFR has been paid in full for all services rendered. Accordingly, the Company hopes to settle this claim prior to expending significant resources.

         Scar I Group vs. AmeriResource Technologies, Inc., Delmar Janovec, and Tomahawk Construction. This case was filed on January 26, 2000 in the Court of Common Pleas in Cuyahoga County, Ohio, Case Number 00-400551-CV. Scar I Group ("Scar I") filed suit against the Company, its President, Delmar Janovec and its subsidiary, Tomahawk Construction, for fraudulent misrepresentation and breach of contract. The Company has denied all liability and will vigorously defend itself against the claims asserted in the lawsuit which management believes to be groundless.

         On April 29, 1997, Scar I signed a Loan Agreement with Delmar Janovec and Tomahawk Construction agreeing to lend them Fifty Thousand Dollars ($50,000) for a period not to exceed sixty (60) days. Shortly after this Loan Agreement was signed, Janovec and Tomahawk accepted a $1,851,444 settlement from M.K. Ferguson and the Department of Energy in an unrelated lawsuit, which was to be finalized coincident with the Scar I loan. Janovec, Tomahawk and Scar I agreed that $100,000 of these settlement proceeds would be paid on or before July 2, 1997, to Scar I and constitute total payment of the loan's principal plus $50,000 interest. As security for the loan, Janovec and Tomahawk executed a promissory note for the $100,000 and placed an estimated Ten Million (10,000,000) shares of the Company's common stock in escrow with Surety Title.

         On July 16, 1997, Janovec and Tomahawk notified Scar I in writing that Industrial State Bank had a blanket lien on the settlement proceeds and that no portion of such could be transferred, and therefore the Company could not meet the loan's terms. The settlement proceeds were not received until on or about August 23, 1999. Janovec and Tomahawk requested that the stock certificates and related documents be released from escrow in Scar I's name. On or about September 17, 1997, Scar I agreed to cancel the Loan Agreement and to release the stock and related documents from escrow. On September 17, 1997, Janovec and Tomahawk sent a certified check in the amount of $200.00 to Surety Title as payment for escrow services. Also on September 17, 1997, Janovec and Tomahawk sent a certified check in the amount of $1,000.00 to Chuck Scaravelli at Scar I as payment in full for its services in connection with the negotiation and structuring of the loan documents.

         Scar I is claiming that Janovec and Tomahawk fraudulently misrepresented that the settlement funds were not going to be paid and that they relied upon that misrepresentation in canceling the Loan Agreement. Janovec and Tomahawk contend that the settlement was not reached within sixty (60) days from the execution of the Loan Agreement, and that not only has the Loan Agreement been effectively canceled by Scar I but that they have accepted payment for their services. Management denies the allegations in this suit and will defend its position in seeking and out-of-court settlement.

         Industrial State Bank vs. AmeriResource Technologies, Inc., Delmar Janovec and Marilyn Janovec. This case was filed in the District Court of Johnson County, Kansas, Case Number 98-C-14923. On July 9, 1999, Industrial State Bank agreed to accept from the Company, Delmar and Marilyn Janovec $200,000 plus 2,760,000 shares of the Company's common stock in exchange for the bank's forgiveness of the Company's $1,071,214 debt, which included accrued interest. The first cash payment of $100,000 was paid on July 16, 1999, and the second payment was due on August 30, 1999. The note securing the second payment was extended to December 15, 1999 for an additional payment of $20,000. Mr. Janovec transferred shares of Series A and Series B Preferred Stock convertible into 2,760,000 shares of the Company's common stock to the Industrial State Bank. The Company intends to reimburse Janovec. The Company made additional payments of $40,000 during the third quarter and was granted an extension until December 15, 1999, to pay the remaining $60,000. This settlement amount has been paid in full.

         Double K Marketing, Inc. vs. Delmar A. Janovec. This case was filed in the Jefferson Circuit Court, Division Twelve, Kentucky, Case Number 99-CI-03105. On November 12, 1999, the Court set aside the Default Judgment against Delmar Janovec and dismissed the case without prejudice. To date, no further pleadings have been filed in this matter.

         Liberty Systems, Inc. vs. Tomahawk Construction Corporation and Delmar Janovec. This action is pending in the District Court of Johnson County, Kansas, Case Number 99C10488. It is set for trial on April 13, 2000. Liberty is suing Tomahawk and Delmar Janovec for nonpayment of a note for $32,917.00 executed by and between Delmar Janovec and/or Tomahawk and Liberty on July 31, 1997.

         American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims have been settled pursuant to a settlement agreement which is discussed more fully below.

         Q Capital Corporation and American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc. and Delmar Janovec. These parties have entered into a multiparty settlement agreement. The parties have agreed upon the specific settlement terms outlined in two separate documents; an Original Settlement Agreement (incorporated by reference and attached hereto as Exhibit 10(ii)) and a Supplemental Settlement Agreement (incorporated by reference and attached hereto as Exhibit 10(iii)). Although all of the terms in both documents have been orally agreed to by all parties, neither document has yet been executed.

         On February 15, 2000, a Settlement and Release Agreement ("Original Settlement Agreement") was negotiated and orally agreed to by and between Q Capital Corporation ("Q"), American Factors Group ("AFG"), AmeriResource Technologies, Inc. ("ARET") and Delmar Janovec ("Janovec"). The Original Settlement Agreement provided for the payment by ARET and Janovec of certain obligations and judgments entered in favor of Q and AFG against ARET, Janovec, and the defendants in the above referenced action, American Factors Group, L.L.C. V. AmeriResource Technologies, Inc. et al, Case Number 3:97cv01094(GEB) ("Pending Action").

         In April 2000, a Supplemental Settlement Agreement ("Supplemental Settlement Agreement") was negotiated and orally agreed to by and between Q, AFG, the Company and Janovec. The Company believes this agreement will require it and Janovec to:

         1. Pay Q and AFG Four Hundred Ninety Thousand Dollars ($490,000) on or before April 10, 2000;

         2. Deliver to Q and AFG all of the shares of common stock in Staruni, Inc., a corporation within the control of ARET and Janovec; and

         3. Release and forever discharge Q and AFG from any and all claims or causes of action arising out of or related to those which were, or could have been, alleged in the Pending Action,

Under the terms of the agreement, which has not been finalized in writing, the Company believes that AFG and Q will:

         1. File a Satisfaction of Judgment and Order of Dismissal with Prejudice as to all defendants in the Pending Action;

         2. File with the appropriate courts a Satisfaction of Judgment against any and all parties for whom AFG or Q received a judgment in connection with the obligations and judgments against ARET and Janovec;

         3.       Void the Original Settlement Agreement; and

         4. Release and forever discharge ARET, Janovec and all other defendants named in the Pending Action from any and all claims or causes of action arising out of or related to those which were set forth in any of the Judgments or were, or could have been, alleged in the Pending Action or any of the other lawsuits for which they obtained a judgment.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1999, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on OTC Bulletin Board under the symbol "ARET."

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999 and the first quarter of 2000. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions:

                  Year              Quarter            High         Low
                  1998              First            $ 0.031       $ 0.016
                                    Second           $ 0.050       $ 0.011
                                    Third            $ 0.030       $ 0.009
                                    Fourth           $ 0.010       $ 0.009

                  Year              Quarter            High         Low
                  1999              First            $ 0.019       $ 0.008
                                    Second           $ 0.530       $ 0.007
                                    Third            $ 0.070       $ 0.015
                                    Fourth           $ 0.550       $ 0.014

                  Year              Quarter            High         Low
                  2000              First            $ 0.770       $ 0.036

Shareholders

         As of April 7, 2000, there were approximately 792 shareholders of record holding a total of 550,821,312 shares of Common Stock.

Dividends on the Common Stock

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

         As of April 7, 2000, there were 15 shareholders of record holding a total of 131,275 shares of the Company's Series A Preferred Stock. On April 7, 2000, there was 1 shareholder of record holding a total of 177,012 shares of the Company's Series B Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995.

         Forward-looking statements involve estimates of the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that these expectations are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations.

GENERAL

         The Company's operations for 1999 consisted of bidding for construction projects and formulating a plan of operation or sale for The Travel Agent's Hotel Guide, Inc. ("TAHG"), which was acquired from GlobaldataTel in exchange for a convertible debenture. A continuing condition to the Company's acquisition of TAHG was TAHG's net value exceeding $3,000,000. Because TAHG's liabilities exceed its assets, TAHG has a negative net value. The Company therefore believes it's payment obligations under the GlobaldataTel debenture are not enforceable, and the Company intends amicably resolve this situation while vigorously contesting any payment demands made pursuant to the debenture.

TOMAHAWK CONSTRUCTION

         Tomahawk continued to bid for work in the construction management field during 1999, but obtained no new projects. Tomahawk's likelihood for success in obtaining new construction contracts jobs will remain low until a construction partner or a substantial amount of capital is obtained that would allow Tomahawk to gain bonding capacity. Consequently, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company continues to search for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full service housing resource that provides construction and mortgage services to Native American communities across the United States.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 1999

         The Company is attempting to acquire the assets of Magnolia Manors, Inc. in exchange for cash and stock. Magnolia Manors and the Company have executed an asset purchase agreement whereby the Company's subsidiary, Crestwood Villas, will acquire Magnolia's assets. This agreement is expected to close after the Company is successful in prioritizing Magnolia's existing mortgages. Magnolia owns and operates approximately 21 assisted living facilities located in Alabama. The Company is acquiring Magnolia in its attempt to enter the real estate industry.

RESULTS OF OPERATIONS

         Revenues for the fiscal year ended December 31, 1999 increased to $82,348, from the 1998 revenues of $43,663. General and administrative expenses decreased from $3,516,097 in 1998 to $1,361,597 in 1999 because the Company wrote off goodwill associated with TAHG and uncollectible receivables. This decrease in general and administrative expenses resulted in an improvement in our operating loss, which was $1,279,249 for the fiscal year ended December 31, 1999, as compared to $3,469,770 for the 1998 fiscal year. Despite this improvement in operating loss, the Company's net loss for the fiscal year ended December 31, 1999, increased to $4,467,050 from $3,469,770 in 1998. This increase in net loss resulted largely from a $2,760,673 loss realized from the sale of the Company's subsidiaries and from a $1,053,012 loss on publication rights of TAHG. Additionally, there were gains in the Company's income related to the settlement of a debt that the Company owed to Industrial State Bank. On July 9, 1999, the Company entered into a settlement agreement with Industrial State Bank to reduce the amount owed to the bank from $1,071,214 to $200,000. The $200,000 was subsequently paid off with proceeds from the sale of common stock and by an officer of the Company resulting in $938,017 gain on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

         On December, 31, 1999, the Company had a working capital deficit of $2,557,288. The Company plans to decrease its working capital deficit by acquiring income producing assets in exchange for its securities. Total stockholder's equity was a negative $5,586,047 in 1999 (compared to a negative $5,827,417 in 1998). The Company intends to improve its stockholder equity by acquiring income producing assets which are hoped to generate profits.

         The Company and its subsidiaries continue to have very restricted liquidity. The Company has experienced severe financial difficulty as a result of Bankruptcy proceedings involving its subsidiary Tomahawk. Although Tomahawk emerged from bankruptcy in August of 1995, Tomahawk's ability to obtain construction projects has been severely limited as a result of those proceedings.

         FAMC began to generate revenues in 1999. However, as FAMC has been sold, the Company will not receive revenues from it in 2000.

         Unless and until the Company successfully acquires revenue producing assets, it will continue to use its equity and the resources of its CEO, Delmar Janovec, to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 1999 are attached hereto as pages F-1 through F-24.

                        AMERIRESOURCE TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                                -----------------

                                DECEMBER 31, 1999

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page

Independent Auditor's Report...................................................1

Financial Statements:

    Consolidated Balance Sheet...............................................4-5
    Consolidated Statements of Operations......................................6
    Consolidated Statement of in Stockholders' Equity..........................7
    Consolidated Statements of Cash Flows....................................8-9
    Notes to Consolidated Financial Statements.............................10-25

                          INDEPENDENT AUDITOR'S REPORT

The Stockholders
and Board of Directors

of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Crouch, Bierwolf & Chisholm
Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
April 5, 2000

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 1999


Current assets:

    Cash and cash equivalents (Note 1)               $     165
    Notes receivable - other (Note 3)                   30,000
                                                     ---------

                 Total current assets                   30,165
                                                     ---------

Property, Plant and Equipment (Note 1):
    Equipment                                          599,843
    Furniture, fixtures and library                    120,989
    Vehicles                                            53,087
    Less accumulated depreciation                     (773,919)
                                                     ---------

          Net property, plant and equipment               --
                                                     ---------


Other assets:
    Marketable securities (Note 10)                    426,241
                                                     ---------

 Total assets                                        $ 456,406
                                                     =========



                                  (continued0




                               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           Consolidated Balance Sheet

                                               December 31, 1999

                                                  (continued)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Accounts payable:
            Trade                                                                                 $    276,374
            Related party (Note 2)                                                                      70,413
      Notes payable - related party (Note 2 and 4)                                                     555,577
      Notes payable (Note 4)                                                                           956,643
      Accrued payroll and related expenses                                                             231,681
      Accrued interest:
            Related party (Note 2)                                                                     182,853
            Other                                                                                      277,952
      Income Tax Payable                                                                                35,960
                                                                                                  ------------

               Total current liabilities                                                             2,587,453
                                                                                                  ------------

Other Liabilities:
     Convertible debentures                                                                          3,350,000
     Commitments and contingencies (Note 9)                                                            105,000
                                                                                                  ------------
               Total other liabilities                                                               3,455,000

               Total liabilities                                                                     6,042,453
                                                                                                  ------------


Stockholders' equity (Note 6)
       Preferred stock, $.001 par value; 5,000,000 shares authorized;
             329,621 shares issued and outstanding (Note 5)                                                330
       Common Stock, $.0001 par value; authorized, 1,000,000,000 shares;
             issued and outstanding, 550,820,312 shares                                                 55,081
       Additional paid-in capital                                                                    9,154,352
       Accumulated deficit                                                                         (14,795,810)
                                                                                                  ------------

                 Total stockholders' equity                                                         (5,586,047)
                                                                                                  ------------

Total liabilities and stockholders' equity                                                        $    456,406
                                                                                                  ============




                  The accompanying notes are an integral part of these financial statements.



                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                 1999             1998
                                             -------------    -------------

Revenue
     Net service income                      $        --      $      47,560
     Consulting income                              82,348             --
                                             -------------    -------------

Total revenue                                       82,348           47,560
                                             -------------    -------------

Operating expenses                                    --              1,233
General and administrative expenses              1,361,597        3,516,097
                                             -------------    -------------

Total operating expenses                         1,361,597        3,517,330
                                             -------------    -------------

Operating loss                                  (1,279,249)      (3,469,770)
                                             -------------    -------------

Other income (expense):
     Gain on forgiveness of debt                      --             19,575
     Gain on settlement of debt (Note 1)           938,017             --
     Gain on marketable securities                    --              1,538
     Loss on sale of subsidiaries (Note 1)      (2,760,673)            --
     Loss on publication rights (Note 1)        (1,053,012)            --
     Interest expense                             (312,133)         (55,353)
                                             -------------    -------------

                                                (3,187,801)         (34,240)
                                             -------------    -------------

Net loss before income tax                      (4,467,050)      (3,504,010)

Income tax provision (Note 7)                         --               --
                                             -------------    -------------

Net loss before extraordinary item           $  (4,467,050)   $  (3,504,010)
                                             -------------    -------------

Extraordinary loss on judgement                       --           (623,924)
                                             -------------    -------------

Net loss after extraordinary item            $  (4,467,050)   $  (4,127,934)
                                             =============    =============

Earnings per share:
       Income before extraordinary items     $       (.009)   $       (.015)
       Extraordinary item                             --               (.00)
                                             -------------    -------------

             Net income                      $       (.009)   $       (.015)
                                             =============    =============

Weighted average common shares outstanding     493,417,979      273,137,558
                                             =============    =============




                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Statement of Stockholders' Equity

                          For the Years Ended December 31, 1999 and 1998


                                                                                   Additional
                                       Number of             Number of               Paid-In
                                        Shares      Amount     Shares     Amount     Capital
                                      ------------ --------- ----------- --------- -------------
Balance at December 31, 1997
                                       164,213,803  $ 16,420   3,089,621   $ 3,090   $ 6,347,954


Issuance of Shares for:
    S-8 options exercised              33,000,000     3,300                             (3,300)
    Subscriptions Receivable           41,000,000     4,100                             460,900
    Consulting services                62,535,978     6,254                             676,151
    Debt                                1,958,281       196                             137,304
    Accrued Salaries                   11,275,327     1,128                              42,373
    Stock                              23,076,923     2,308                             255,586

Acquisition of FAMC                    45,000,000     4,500

Acquired from FAMC

Reduction in Subscription Receivable

Net loss for the year ended
    December 31, 1998
                                      ------------ --------- ----------- --------- -------------

Balance at December 31, 1998          382,060,312  $ 38,206   3,089,621   $ 3,090    $7,916,968
                                      ============ ========= =========== ========= =============

Issuance of Shares for:
    Options exercised                   7,000,000       700                               (700)
    Cash                               54,000,000     5,400                             194,600
    Consulting services                65,000,000     6,500                             645,000
     Legal services                    40,000,000     4,000                             396,000


Write off of subscription receivable

Sale of treasury stock

Converted from preferred shares to
     Common shares                      2,760,000       276  (2,760,000)    2,484

Adjustment due to sale of
     subsidiaries

Net loss for the year ended
     December 31, 1999
                                      ------------ --------- ----------- --------- -------------

Balance at December 31, 1999          550,820,312  $ 55,081     329,621    $  330   $ 9,154,352
                                      ============ ========= =========== ========= =============

                                           (continued)




                       AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Consolidated Statement of Stockholders' Equity

                         For the Years Ended December 31, 1999 and 1998
                                          (continued)


                                         Stock
                                      Subscription    Treasury    Accumulated
                                       Receivable     Stock        Deficit           Total
                                      ------------   ----------  -------------   -------------
Balance at December 31, 1997          $     --           (5,625) $  (9,600,861)     (3,239,022)


Issuance of Shares for:
    S-8 options exercised                                                                --
    Subscriptions Receivable              (465,000)                                      --
    Consulting services                                                                682,406
    Debt                                                                               137,500
    Accrued Salaries                                                                    43,501
    Stock                                                                              257,893

Acquisition of FAMC                                                                      4,500

Acquired from FAMC                                      (71,261)                       (71,261)

Reduction in Subscription Receivable       465,000                                     465,000

Net loss for the year ended

    December 31, 1998                                               (4,127,934)     (4,127,934)
                                      ------------   ----------  -------------   -------------

Balance at December 31, 1998          $       --     $  (76,886) $ (13,728,795)  $  (5,847,419)
                                      ============   ==========  =============   =============
Issuance of Shares for:
    Options exercised                                                                     --
    Cash                                   (80,000)                                    120,000
    Consulting services                                                                651,500
     Legal services                                                                    400,000

Write off of subscription receivable        80,000                                      80,000

Sale of treasury stock                                   76,886                         76,886

Converted from preferred shares to
     Common shares                                                                        --

Adjustment due to sale of
     subsidiaries
                                                                     3,400,035       3,400,035
Net loss for the year ended
     December 31, 1999                                              (4,467,050)     (4,467,050)
                                      ------------   ----------  -------------   -------------

Balance at December 31, 1999          $       --     $     --    $ (14,795,810)  $  (5,586,047)
                                      ============   ==========  =============   =============








                       AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                        For the Years Ended December 31, 1999 and 1998


                                                                        1999          1998
                                                                    -----------   -----------

Reconciliation of net loss provided by (used in) operating activities:

Net loss after extraordinary loss                                   $(4,467,050)  $(4,127,934)

Non-cash items:
     Depreciation and amortization                                       33,070     2,297,156
     Non-cash revenue through issuance of stock                         (82,348)
     Non-cash services through issuance of stock                      1,051,500       702,406
     Loss on judgement                                                     --         430,924
     Provision for bad debts                                            172,416       219,216
     (Gain)/Loss on investments                                            --          (1,538)
     (Gain)/Loss on forgiveness of debt                                (938,017)      (19,575)
     Loss on sale of subsidiaries                                     2,760,673          --
     Loss on publication rights                                       1,053,012          --

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                759,404       (14,648)
     Other receivables                                                     --         193,000
     Notes receivables                                                  283,190        49,714
     Prepaid insurance and other expenses                                  --          50,249

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                                  (377,647)      (38,434)
     Accrued payroll and related                                       (455,746)       40,520
     Escrowed fees                                                        4,224         4,224
     Accrued interest                                                   136,023       219,549
                                                                    -----------    ----------

Net cash provided by (used in) operating activities                     (67,296)        4,829
                                                                    -----------    ----------





                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998



                                                         1999         1998
                                                      ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of stock                  $ 200,000    $    --
     Proceeds from issuance of debt                      80,000       35,130
     Repayment of debt                                 (248,691)      (8,745)
                                                      ---------    ---------

Net cash provided by (used in) financing activities      31,309       26,385
                                                      ---------    ---------


Cash flows from investing activities:
     Proceeds from sale of marketable securities           --          4,750
                                                      ---------    ---------

Net cash provided by (used in) investing activities        --          4,750
                                                      ---------    ---------

Increase (decrease) in cash                             (35,987)      35,964

Cash - beginning of period                               36,152          188
                                                      ---------    ---------

Cash - end of period                                  $     165    $  36,152
                                                      =========    =========

               SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                               1999           1998
                                                            ----------      ---------
Purchase of fixed assets through issuance of debt           $   --          $   --
                                                            ==========      =========

Debt paid through issuance of stock                         $   --          $ 181,001
                                                            ==========      =========

Stock issued for services                                   $1,015,500      $ 685,406
                                                            ==========      =========


Additional cash flow information
   Cash paid for:
       Interest                                             $   --          $   --
                                                            ==========      =========
       Income taxes                                         $   --          $   --
                                                            ==========      =========
                                         -9-

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



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

         At December 31, 1998, the Management Company directly or indirectly owned 100% of the stock of KLH Engineering of Colorado Springs, KLH Engineering of San Mateo, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, and KLH Engineers and Constructors. All of the Subsidiaries closed their operations during 1996, with the exception of KLH Pueblo, which was sold to a third party during 1996. On June 30, 1999, the Company sold all its shares to a third party for $550 in the following subsidiaries:

                           KLH Engineering of Colorado Springs, Inc.
                           KLH Engineering of Lakewood, Inc.
                           KLH Engineering of Grand Junction, Inc.
                           KLH Engineering of Greeley, Inc.
                           KLH Engineering of San Mateo, Inc.
                           KLH Engineering & Constructors, Inc.
                           Morton Technologies, Inc.
                           LBH Engineering, Inc.
                           Coffee Engineering & Surveying, Inc.
                           Scanlon & Associates, Inc.

         Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. (Agents Hotel Guide) in a stock purchase agreement. The Company received all the outstanding shares of Hotel Guide in exchange for a convertible debenture in the amount of $3,350,000. On August 23, 1999, the Company sold a 50% interest in the Agents Hotel Guide for 400,000 shares of restricted common stock of Staruni Corporation. This common stock is valued at $86,000, a significant discount due to the restriction on the shares and Staruni Corporation's current financial position.

         Effective July 1, 1998, the Company acquired First Americans Mortgage Corporation (First Americans). The two shareholders of First Americans transferred 100% of their shares in exchange for 45,000,000 shares of the Company's stock (see Note 2). First Americans was incorporated on July 31, 1995 in Missouri. On December 31, 1999, the Company sold 100% of the shares of First Americans to an officer of First Americans for $30,000 note receivable. This note is payable to the Company over 5 years at the prime interest rate. In addition, 7,000,000 shares of Kelly's Coffee Inc. common stock was returned to the Company and a debt was forgiven.

         Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk had no operations during 1998 or 1999. Tomahawk is 49% owned by the Company.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



1.       Summary of significant accounting policies (continued)

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

         Principles of consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., The Travel Agents Hotel Guide, Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

         Cash and cash equivalents

         For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

         Property, Plant and Equipment

         The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods, which approximates straight-line. All others are being depreciated on a straight-line basis. The estimated useful lives used are as follows:

             Furniture, fixtures and library                       5 to 17 years
             Equipment, including capitalized leased equipment     3 to 7 years
             Vehicles                                              5 to 7 years
             Construction equipment                                3 to 10 years

         Related depreciation and amortization expense for the years ended December 31, 1999, and 1998, was $33,070 and $32,804 respectively.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999


1.       Summary of significant accounting policies (continued)

         Stock Subscription Receivable

         The Company issued stock in exchange for a stock subscription receivable. Since the receivable was considered uncollectible, it was written off during 1999. The Company is currently attempting to get the stock returned.

         Publication Rights/Loss on write off of obsolete asset

         The publication rights are for The Travel Agents Hotel Guide. This is a publication used by travel agents to sell hotel rooms primarily throughout the United States. The rights consist of the publication rights, logo, client list and business concept. These rights were deemed worthless during 1999 and written off.

         Gain on settlement of debt

         On July 9, 1999, the Company entered into a settlement agreement with Industrial State Bank. This agreement reduces the note in the amount of $1,071,214 with related accrued interest of $123,789 to $200,000. The $200,000 was subsequently paid off with proceeds from the sale of common stock ($120,000) and by an officer of the Company ($80,000). This settlement resulted in $995,093 gain on settlement of debt recorded in the financial statements.

         A final settlement was reached with American Factors Group for $490,000. During 1998, this liability was recorded as $432,924. During 1999, an additional $57,076 was recorded, increasing this liability to $490,000. These two transactions resulted in a gain on settlement of debt of $938,017.

         Convertible Debentures

         The convertible debentures were issued in the purchase of The Travel Agents Hotel Guide, Inc. and are guaranteed by Lexington Sales Corporation, Ltd. These debentures pay interest of 7% per year (cumulative), payable at the time of each conversion until the principal amount is paid in full or has been converted. The debentures convert into shares of the Company's common stock (par value $.0001) at any time after December 14, 2001. After December 14, 2001, the debentures can be converted in whole or part. The number of shares issuable upon conversion is determined by dividing the principal converted plus accrued interest (less any required withholding) by the conversion price in effect on the conversion date. The conversion price is the average bid closing price of the Company's common stock for the five trading days immediately preceding and ending on the day preceding the date of conversion.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999




1.       Summary of significant accounting policies (continued)

         Income tax

         For the years ended December 31, 1999 and 1998, the Company elected to file a consolidated tax return, accordingly the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

2.       Related party transactions

         At December 31, 1999, the Company had two notes payable to an officer, which total $555,577. The related accrued interest and interest expense (for 1999) on these notes is $182,853 and $38,850, respectively.

         During 1999, the Company issued 5,000,000 shares of common stock to a director for consulting services. This transaction was valued at $.01 per share.

         The following is a table summarizing the related party transactions described above:


                                   For the Years Ended
                                        December 31,
                                    -------------------
                                      1999       1998
                                    --------   --------

Accrued interest on notes payable   $182,853   $144,003
                                    ========   ========

Notes payable - current             $555,577   $369,752
                                    ========   ========

Interest expense on notes payable   $ 38,850   $ 46,530
                                    ========   ========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



3.       Notes receivable

         The Company had the following notes receivable:

         Others:

         Notes  receivable from First Americans  Mortgage Corp,  bearing interest at the prime rate,  principal and interest payments due December 31, starting December
         31, 2000 through December 31, 2004.

                                                                                        $   30,000
                                                                                        ----------

         Total Notes Receivable - Other                                                     30,000

         Less current portion                                                              (30,000)
                                                                                        ----------

         Total Long Term Notes Receivable                                               $     --
                                                                                        ==========


4.      Notes payable

         The Company had the following notes payable:

         Related Party:

                    Note  dated  August  11,  1995,  payable  to an  officer in the original  amount of $344,837,  unsecured.  Note bears  interest at  8.75%  and is due in full on  August  11,  1997,  this  was extended until August 11, 2000.

                                                                                        $  194,473
                    Note payable to an officer,  unsecured.  Note bears interest at
                    8% and is due on demand.                                               361,104
                                                                                        ----------

                        Total notes payable - related parties                              555,577

                         Less current portion                                             (555,577)
                                                                                        ----------

                    Long-term portion                                                   $     --
                                                                                        ==========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999


4.      Notes payable (continued)

         Others:


                    Judgment  against  the  Company,  payable  to
                    American  Factors in the  original  amount of
                    $490,000, unsecured, due April, 2000              $ 490,000


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

                    Various  notes  payable with  interest  rates
                    ranging from 0% to 12.75%,  monthly  payments
                    from $226 to $243, uncollateralized.                  2,000
                                                                      ---------

                          Total notes payable                           956,643

                          Less current portion                         (956,643)
                                                                      ---------
                          Long-term portion                           $    --
                                                                      =========


                    Maturities of notes payable at December 31, 1999, are as follows:

                  Year Ended
                  December 31,
                  ------------
                  1999                                              $ 1,512,220
                  2000                                                     --
                  2001                                                     --
                  2002                                                     --
                  Thereafter                                               --
                                                                    ------------
                                                                    $  1,512,220
                                                                    ============

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



5.       Stockholders' equity

                  Common stock

                  The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. During 1999, the Company issued the following shares of common stock:

                   1. 65,000,000 shares of common stock were issued for consulting services valued at $651,500. These shares were valued at $.01 per share.

                   2. 40,000,000 shares of common stock were issued for legal services valued at $400,000. These shares were valued at $.01 per share.

                   3. 54,000,000 shares of common stock were issued for $120,000 in cash and a subscription receivable of $80,000. These shares were valued at $.01 per share. The subscription receivable was subsequently written off due to uncollectibility.

                   4. 7,000,000 shares of common stock were issued as the result of the exercise of options.

                   5. 2,760,000 shares of common stock were issued from the conversion of preferred shares to common shares.

                  Preferred stock

                  The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred
                  Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

                  Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At December 31, 1999, the amount of dividends in arrears on the preferred stock was $1,368,406.

                  During 1999, there were 2,760,000 shares of preferred stock, converted to 2,760,000 shares of common stock.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999




6.            Income tax

                  No current or deferred tax provision resulted, as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

                  The Company has available for income tax purposes, a net operating loss carryforward of approximately $14,000,000 expiring from 2004 to 2019, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

                  The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

                  All of the net operating losses carryforward of approximately $14,000,000 is subject to significant recognition limitations due to the merger with Tomahawk, business continuity, and change of ownership.

7.            Closed and sold subsidiaries

                  On June 30, 1999, the Company sold the following subsidiaries to a third party for $550: KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo, KLH Engineers and Constructors, Morton Technologies, Inc., LBH Engineering, Inc., Coffee Engineering & Surveying, Inc. and Scanlon & Associates, Inc. The assets and liabilities of these subsidiaries are not included in the consolidated financial statements.

                  On December 31, 1999, the Company sold 100% of the shares of First Americans to an officer of First Americans for $30,000. The $30,000 is payable to the Company over 5 years at the prime interest rate.

                  The sale of the above  subsidiaries  resulted in a net loss of
                  $2,760,673  being  recorded  in  the  consolidated   financial
                  statements.

8.            Profit-sharing plan

                  The Company had an employee savings and profit-sharing plan for all eligible employees, which includes an employees savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan were at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1997 or 1998. This plan was administered by Security Bank of Kansas City, which distributed all funds to the plan participants during 1999.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999


9.            Other commitments and contingencies

                  The Company and its subsidiaries are typically subject to various claims arising in the ordinary course of business, which usually relate to claims of professional negligence or contract breaches.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



9.            Other commitments and contingencies (continued)

                  Tomahawk filed suit against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim was settled in May 1997 for the sum of $1,851,444. Tomahawk has agreed with its subcontractors to sharing a percentage of the delay claim only, in exchange for releases of money owed by Tomahawk. Tomahawk has agreed to settle with its bonding company (USF&G) by paying $500,000 for a release of $2,300,000 of bond claims. In addition, Tomahawk has agreed to pay Industrial State Bank the sum of $336,000 for release of the Bank's claim on the settlement money. Tomahawk will also pay the Internal Revenue Service $22,000 for a release of all liens associated with the M.K. Ferguson/DOE project.

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

                  In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. An award of $490,000 was issued in favor of American Factors. This is recorded in the notes payable section of the financial statements. In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom, and Tim Masters. These remaining claims have been settled pursuant to a settlement agreement. On February 15, 2000, a Settlement and Release Agreement was negotiated and orally agreed to by and between Q Capital Corporation (Q), American Factors Group (AFG), the Company and Delmar Janovec. This agreement states that the Company will pay Q and AFG $490,000, deliver 400,000 shares of restricted common stock in Staruni Corporation (owned by the Company), and release and discharge any further claims.

                  In September 1996, John Larry Adams, the Company's former Executive Vice President, filed suit against the Company for unreimbursed expenses. In September 1996, the Company settled this matter by allowing a stipulated judgement to be entered for $80,652 plus interest. In January 1998, this matter was settled by Delmar Janovec contributing 2,000,000 shares of stock to Mr. Adams.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



                  The Company has defaulted upon interest and principal with respect to a promissory note in favor of the Olivia I. Dodge Charitable Remainder Unitrust (the "Dodge Trust"), which became due to December 31, 1995. According to the Dodge Trust's attorney, the total due (including interest) as of May 1, 1996 is $169,761. This note was settled during 1998 when the Company issued the Dodge Trust 1,959,281 shares of common stock.

9.            Other commitments and contingencies (continued)

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



9.       Other commitments and contingencies (continued)

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

                  In December 1997, Morthole & Zeppetello (Morthole) commenced action against the Company based upon an alleged failure of the Company to pay under the terms of a promissory note, dated May 3, 1996. The case was dismissed pursuant to a settlement agreement reached by the parties. The Company defaulted on the settlement agreement and a judgement was then entered in the amount of $8,500 plus interest of 10% per annum from May 3, 1996 forward and attorney's fees of $1,275. The judgment remains pending, therefore no liability has been recorded in the financial statements.

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

                  In August 1998, the City of Greenwood Village (the "City"), Colorado filed a third party complaint against a subsidiary, KLH Engineering of Lakewood. The City alleges that the Company negligently performed inspection services with respect to a drainage system constructed in the City by the developer, KTC. Presently, the parties are in discussions with respect to filing a default judgment against the Company that will ensure no claim is made against the Company.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



9.       Other commitments and contingencies (continued)

                  In November 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000, which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. An agreement was made which reduced the amount of the note ($1,071,000 plus $ accrued interest) for $200,000 and
                  2,760,000 shares of preferred stock. The $200,000 was subsequently paid during 1999 and a gain on the settlement of $995,093 is recorded in the consolidated financial statements. The preferred stock, which was transferred from Mr. Janovec personally, was subsequently converted to 2,760,000 shares of common stock.

                  An action was filed against a subsidiary, KLH Engineering of San Mateo, by Lincoln Property Company, N.C. This action alleged that the Company negligently provided engineering services. In March of 1999, this action was dismissed.

                  The convertible debentures issued in the acquisition of Travel Agents Hotel Guide, Inc., are guaranteed by Lexington Sales Corporation, Ltd (Lexington). The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the Company either merges or is sold to another party. Since the Company believes the Travel Agents Hotel Guide, Inc. has no value, it intends to contest the convertible debenture and is pursuing settlement options vigorously.

                  A demand for arbitration was filed with the American Arbitration association on March 24, 2000 against the Company by it's former law firm over compensation for services rendered pursuant to a consulting agreement dated August 26, 1998. This action alleged that the Company failed to pay for services. An arbitration date is set for April 14, 2000. Management believes this liability was paid since they issued 40,000,000 shares of common stock to this law firm during 1999. No additional liability was recorded.

                  On January 26, 2000, Scar I Group against the Company, alleging fraudulent misrepresentation and breach of contract, filed an action. The Company has denied all liability and will vigorously defend itself against the claims asserted in the lawsuit which management believes to be groundless.

                  A case was filed on November 12, 1999 against the Company in Jefferson Circuit Court. The Court set aside the default judgement against the Company and dismissed the case without prejudice. To date, no further pleadings have been filed in this matter.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



                  An action is pending in the District Court of Johnson County, Kansas for a non-payment of a note to Liberty Systems, Inc. The note in dispute is in the amount of $32,917 and was dated July 31, 1997. A trial date is set for April 13, 2000. No liability has been recorded in the consolidated financial statements.

10.           Marketable securities

                  At December 31, 1999 marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains have been recorded during the fiscal year ended December 31, 1999 because of the financial position of the companies and the volatility of their stock.

                  During 1999, the Company received 3,000,000 shares of Kelly's Coffee, Inc. common stock for performing consulting services. This transaction was valued at $.001 per share because of the financial position of the companies and the volatility of their stock.

                  During 1999, the Company received 113,800 shares of Oasis Resorts International, Inc. common stock for performing consulting services. This transaction was valued at $.46 per share because of the financial position of the companies and the volatility of their stock.

                                                                                         1999
                                                                                    --------------
                    400,000 shares of restricted common stock,
                    Staruni Corporation                                                 $  86,000

                    8,000,000 shares of common stock,
                    Kelly's Coffee Group, Inc.                                            230,000

                    125,526 shares of common stock, Oasis Resorts
                    International, Inc. (formerly Flexweight Corporation)                 110,241
                                                                                    --------------

                    Total marketable securities                                         $ 426,241
                                                                                    ==============


11.      Going concern uncertainty

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999



                  It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999




12.           Bankruptcy proceedings of subsidiary

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

13.           Subsequent Events

                  On December 23, 1999, the Company, Magnolia Manors, Inc. and Krapfcandoit, Inc. executed a contribution agreement, whereby the Company was to acquire the assets of Magnolia and Krapfcandoit in exchange for shares of the Company's common stock. Shortly after the execution of this agreement, all parties decided to modify its terms. The Company no longer has an intention to acquire Krapfcandoit. Magnolia Manors and the Company have agreed to an asset purchase agreement whereby Magnolia Manors will by acquired by the Company's subsidiary, Crestwood Villas, Inc. (acquired in 2000) for cash and stock. Magnolia's assets include approximately 21 assisted living facilities located in Alabama. The Company acquired 2 new companies, Crestwood Villas, Inc. and Crestwood Management Company, Inc. during 2000. As of April 2000, there have been no operations in either of the two new subsidiaries.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal year ended December 31, 1999, the Company had no changes or disagreements with its accountants on accounting or financial disclosures.

                                    PART III

ITEM  9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

         Name                        Age          Position(s) and Office(s)
         ----------------           -----         --------------------------
         Delmar Janovec               51          President, Chief
                                                  Executive Officer and Director

         Ron Clawson                  43          Director

         Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed CEO of the Company. On December 31, 1999, Mr. Janovec was appointed President of the Company when Dustan Shepherd resigned. He is a descendant of the Mdewakanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe and has over twenty years of experience in the construction industry as a general foreman, superintendent, project manager, and estimator. For the past fifteen years, he has been the owner and CEO of Tomahawk Construction Company, a subsidiary of the Company. Mr. Janovec attended undergraduate studies at Kansas State University.

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

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, other than Delmar Janovec who has not filed a Form 4 reporting his sale of 3,200,000 shares of the Company's common stock in August 1999.

ITEM  10.         EXECUTIVE COMPENSATION

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 1999, 1998 and 1997. The following table provides summary information for the years 1999, 1998 and 1997 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has advanced $555,577 to date as a loan to support the Company's limited operations and has continued to work without pay since October 1, 1996.

                                     SUMMARY COMPENSATION TABLES


                                                             Annual Compensation
                                          ----------------------------------------------------------
          Name and                                                                  Other Annual
     Principal Position        Year        Salary ($)            Bonus ($)         Compensation ($)
    --------------------      ------      ------------         ------------      -------------------
 Delmar Janovec, President     1999        $81,000 (1)              -0-                         -0-


      Delmar Janovec,          1998          $81,000               - 0-                        - 0-
         President


      Delmar Janovec,          1997          $81,000               - 0-                        - 0-
         President


(1)   Delmar Janovec has accrued an annual salary of $81,000 but not received it since October 1, 1996.




                                                                       Long Term Compensation
                                        --------------------------------------------------------------------------------
                                                       Awards                                         Payouts
                                        ---------------------------------------------    --------------------------------
                                                                Securities Underlying                        All Other
    Name and Principal                   Restricted Stock              Options/          LTIP Payouts       Compensation
         Position              Year         Award(s)($)                 SARs(#)             ($)                 ($)
--------------------------    ------    ------------------     -----------------------   --------------   ---------------
Delmar Janovec, President      1999           - 0-                     - 0-                   - 0-               - 0-

Delmar Janovec, President   1998              - 0-                     - 0-                   - 0-               - 0-

Delmar Janovec, President   1997              - 0-                     - 0-                   - 0-               - 0-




Compensation of Directors

         The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the ownership of the Company's Common Stock as of April 7, 2000, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of April 7, 2000, there were 550,821,312 shares of Common Stock issued and outstanding.


      Title of Class         Name and Address of Beneficial Owner     Amount and Nature of       Percent of Class
                                                                      Beneficial Ownership
---------------------------- ------------------------------------- ---------------------------- --------------------
          Class B                      Tibor L. Nemeth                       177,012                   100%
      Preferred Stock               165 North Aspen Avenue
                                   Azusa, California 91702
---------------------------- ------------------------------------- ---------------------------- --------------------
 Common Stock ($0.0001 par              Delmar Janovec                     44,101,361                  8.0%
          value)                         8021 Hallet
                                     Lenexa, Kansas 66215
---------------------------- ------------------------------------- ---------------------------- --------------------
       Common Stock                      Rod Clawson                       13,700,000                  2.9%
    ($0.0001 par value)          268 West 400 South, Ste 300
                                  Salt Lake City, Utah 84101
---------------------------- ------------------------------------- ---------------------------- --------------------
       Common Stock          Directors and Executive Officers as            57,801,361                 10.9%
    ($0.0001 par value)                    a Group
                                       (2 individuals)
---------------------------- ------------------------------------- ---------------------------- --------------------


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 31, 1999, Dustan Shepherd, the Company's former president, executed a Share Purchase Agreement with the Company whereby the Company sold all of its shares of common stock in First Americans Mortgage Company ("FAMC") to Shepherd for $30,000 payable pursuant to a promissory note. Pursuant to the Share Purchase Agreement, the Company forgave a June 30, 1999 promissory note owed by FAMC to Tomahawk

         As of December 31, 1999, and April 12, 2000, the Company was indebted to its president, Delmar Janovec, in the amount of $555,577.

         In connection with the sale of FAMC to Shepherd, FAMC agreed to surrender to the Company 7,000,000 shares of common stock Kelly's Coffee which had been received by FAMC for services FAMC and the Company had rendered.

         During the quarter ended December 31, 1999, the Company fully resolved its $1,071,214 debt, plus accrued interest, to Industrial State Bank when the last portion of the $200,000 settlement proceeds was tendered. Industrial State Bank had agreed to forgive this debt in exchange for $200,000 and 2,760,000 shares of the Company's common stock. Previously, Delmar Janovec had transferred shares of Series A and Series B Preferred Stock convertible into 2,760,000 shares of the Company's common stock to Industrial State Bank. While the payment of $200,000 and 2,760,000 shares extinguished the Company's debt to Industrial State Bank, it also extinguished a personal promissory note Janovec had made in favor of Industrial State Bank in connection with the emergence of Tomahawk out of bankruptcy. Industrial State Bank was due approximately $3,350,000 from Tomahawk and would not consent to Tomahawk's Chapter 11 plan of reorganization without Janovec's personal assumption of this debt. However, Industrial State Bank agreed to extinguish Janovec's personal note upon settlement of the Company's $1,071, 214 debt. At the time the Company's debt was resolved, Janovec's personal note had been reduced to approximately $2,100,000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page14 of this Form 10-KSB, which is incorporated herein by reference.

(a) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 2000.

                                                AmeriResource Technologies, Inc.

                                                /s/ Delmar Janovec
                                                    Delmar Janovec, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                           Title                                  Date

/s/ Delmar Janovec
Delmar Janovec             President, Chief Executive Officer     April 13, 2000
Delmar Janovec             and Director


/s/ Rod Clawson
Rod Clawson               Director                               April 13, 2000

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.              DESCRIPTION

3(i)              *                Articles of Incorporation of the Company.

3(ii)             *                Bylaws of the Company.

10(i)             **               Consulting  Agreement  executed  on March 26,
                                   1998 by and between the Company and Craft, Fridkin & Rhyne, L.L.C.

10(ii)            **               December 31, 1999,  Share Purchase  Agreement
                                   by and  between  the  Company  and  Dustan R.
                                   Shepherd

10(iii)           *                August 23,  1999,  Stock  Purchase  Agreement
                                   between Staruni Corporation and the Company.

10(iv)            *                July  15,  1999,  Stock  Purchase   Agreement
                                   between the Company and Kelly's Coffee Group,
                                   Inc.

10(v)             *                July 9, 1999,  Settlement  Agreement  between
                                   the Company,  Delmar and Marilyn  Janovec and
                                   Industrial State Bank dated July 1999.

10(vi)            *                June 30, 1999,  Share  Purchase  Agreement by
                                   and between the Company and Calbear LLC.

21                **               Subsidiaries of Registrant

23                **               Consent of Auditor

27                **               Financial Data Schedule


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

** Filed herewith.