Form 10QSB
period 2000-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2000-05-09
CIK 876490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period From __________ to
         __________.


COMMISSION FILE NUMBER: 0-20033



                        AMERIRESOURCE TECHNOLOGIES, INC.
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                                   84-1084784
         --------                                                   ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 1881 Hicks Road, #C, Rolling Meadows, IL 60008
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (847) 221-2801
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES      XX                        NO


         On May 3, 2000, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 550,821,312.

                                Table of Contents

PART I - FINANCIAL INFORMATION.................................................3
         ITEM 1 FINANCIAL STATEMENTS...........................................3
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....4

PART II- OTHER INFORMATION.....................................................6
         ITEM 1. LEGAL PROCEEDINGS.............................................6
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................6

INDEX TO EXHIBITS..............................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-21 and are incorporated herein by this reference.

To Stockholders of AmeriResource Technologies, Inc. and subsidiaries

We have reviewed the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the owners of AmeriResource Technologies, Inc. and subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated April 15, 2000. The consolidated financial statements for the quarter ended March 31, 1999 were compiled by us, therefore we express no assurance on them.



May 2, 2000
Salt Lake City, Utah


   The accompanying notes are an integral part of these financial statements.


                             AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Balance Sheets



                                                       ASSETS

                                                                                March 31,      March 31,
                                                                                 2000           1999
                                                                               (reviewed)     (audited)
                                                                               -----------    -----------
                          Current assets:
                                                                               -----------    -----------
                              Cash and cash equivalents (Note 1) ...........   $ 2,175,852    $       165
                                                                               -----------    -----------

                                                                               -----------    -----------
                              Notes receivable - other (Note 3) ............        30,000         30,000
                                                                               -----------    -----------

                                                                               -----------    -----------
                                           Total current assets ............     2,205,852         30,165
                                                                               -----------    -----------

                                                                               -----------    -----------
                          Property and Equipment (Note 1):
                                                                               -----------    -----------
                              Equipment ....................................       599,843        599,843
                                                                               -----------    -----------
                              Furniture, fixtures and library ..............       120,989        120,989
                                                                               -----------    -----------
                              Vehicles .....................................        53,087         53,087
                                                                               -----------    -----------
                              Less accumulated depreciation ................      (773,919)      (773,919)
                                                                               -----------    -----------

                                                                               -----------    -----------

                                           Net property, plant and equipment          --             --
                                                                               -----------    -----------

                                                                               -----------    -----------


                                                                               -----------    -----------
                          Other assets:
                                                                               -----------    -----------

                                                                               -----------    -----------


                                                                               -----------    -----------

                              Marketable securities (Note 12) ..............       382,261
                                                                                                  426,241
                                                                               -----------    -----------

                              Total other assets ...........................       382,261        426,241
                                                                               -----------    -----------
                           Total assets ....................................   $ 2,588,113    $   456,406
                                                                               -----------    -----------






                                                (continued)


                The accompanying notes are an integral part of these financial statements.


                              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheet_Toc411951707s
                                                 (continued)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                  March 31,      March 31,
                                                                                    2000           1999
                                                                                 (reviewed)      (audited)
                                                                                ------------    ------------
                                                         Current liabilities:
                                                                                ------------    ------------
                                                            Accounts payable:
                                                                                ------------    ------------
                                                                        Trade   $    276,374    $    276,374
                                                                                ------------    ------------
                                                       Related party (Note 2)         70,413          70,413
                                                                                ------------    ------------
                                 Notes payable - related party (Note 2 and 4)        555,577         555,577
                                                                                ------------    ------------
                                                       Notes payable (Note 4)        956,643         956,643
                                                                                ------------    ------------
                                         Accrued payroll and related expenses        231,681         231,681
                                                                                ------------    ------------
                                                            Accrued interest:
                                                                                ------------    ------------
                                                       Related party (Note 2)        277,952         277,952
                                                                                ------------    ------------
                                                                        Other        182,853         182,853
                                                                                ------------    ------------
                                                           Income Tax Payable         35,960          35,960
                                                                                ------------    ------------

                                                                                ------------    ------------
                                                    Total current liabilities      2,587,453       2,587,453
                                                                                ------------    ------------
                                                            Other Liabilities
                                                                                ------------    ------------
                                                       Convertible debentures      3,350,000       3,350,000
                                                                                ------------    ------------
                                      Commitments and contingencies (Note 10)        105,000         105,000
                                                                                ------------    ------------

                                                                                ------------    ------------
                                                      Total other liabilities      3,455,000       3,455,000
                                                                                ------------    ------------

                                                                       Total
                                                                  liabilities      6,042,453       6,042,453
                                                                                ------------    ------------

                                                                                ------------    ------------
                                                Stockholders' equity (Note 6)
                                                                                ------------    ------------
                      Preferred stock, $.001 par value; authorized, 5,000,000
                                                                                ------------    ------------
                      shares; issued and outstanding, 329,621 shares (Note 6)            330             330
                                                                                ------------    ------------
                        Common Stock, $.0001 par value; authorized, 1,000,000
                                                                                ------------    ------------
                           shares; issued and outstanding, 550,821,312 shares         55,081          55,081
                                                                                ------------    ------------
                                                   Additional paid-in capital      9,154,352       9,154,352
                                                                                ------------    ------------

                                                                                ------------    ------------
                                                          Accumulated deficit    (12,664,103)    (14,795,810)
                                                                                ------------    ------------

                                                                                ------------    ------------
                                                   Total stockholders' equity     (3,454,340)     (5,586,047)
                                                                                ------------    ------------

                                                                                ------------    ------------
                                   Total liabilities and stockholder'  equity   $  2,588,113    $    456,406
                                                                                ------------    ------------

                                                                                ------------    ------------

                                                                                ------------    ------------



                  The accompanying notes are an integral part of these financial statements.



                            AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Operations
                      For the Three Months Ended March 31, 2000 and March 31, 1999

                                                                           March 31,        March 31,
                                                                             2000             1999
                                                                          (reviewed)       (unaudited)
                                                                         -------------    -------------

                                                                         -------------    -------------

                                                  Net service income .   $        --      $      42,498
                                                                         -------------    -------------

                                                                         -------------    -------------
                                                  Operating expenses .            --               (348)
                                                                         -------------    -------------
                                 General and administrative expenses .          96,073         (573,743)
                                                                         -------------    -------------

                                                                         -------------    -------------
                                                      Operating loss .         (96,073)        (531,593)
                                                                         -------------    -------------

                                                                         -------------    -------------
                                             Other income (expense):
                                                                         -------------    -------------
                                      Gain on sale of treasury stock .            --              3,666
                                                                         -------------    -------------
                                                    Interest expense .            --               (151)
                                                                         -------------    -------------
                                       Gain on marketable securities .       2,227,780             --
                                                                         -------------    -------------

                                                                         -------------    -------------

                                          Total other income (expense)       2,227,780            3,515
                                                                         -------------    -------------

                                                                         -------------    -------------
                                   Net income (loss) before income tax       2,131,707         (528,078)
                                                                         -------------    -------------

                                                                         -------------    -------------
                                         Income tax provision (Note 7)            --               --
                                                                         -------------    -------------

                                                                         -------------    -------------
                                                            Net income   $   2,131,707    $    (528,078)
                                                                         -------------    -------------

                                                                         -------------    -------------

                                                                         -------------    -------------
                                                    Earnings per share   $       (.003)   $        (.00)
                                                                         -------------    -------------

                                                                         -------------    -------------
                            Weighted average common shares outstanding     493,417,979      427,060,312
                                                                         -------------    -------------

               The accompanying notes are an integral part of these financial statements.

                                          AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           Consolidated Statement of Stockholders' Equity


                                     $.0001 Par Value    $.001 Par Value
                                       Common Stock      Preferred Stock
                                  --------------------- ------------------ Additional  Stock
                                    Number               Number             Paid-In  Subscription Treasury Accumulated
                                   Of Shares   Amount   Of Shares  Amount   Capital   Recievable  Stock    Deficit        Total
                                  ----------- --------- --------- -------- ---------- --------- --------- ------------- ------------
Balance at December 31, 1998 .... 382,060,312 $  38,206 3,089,621 $  3,090 $7,916,968 $         $ (76,886) $(13,728,795)$(5,827,418)
                                  =========== ========= ========= ======== ========== ========= =========  ============ ============

Issuance of Shares for:
       S-8 options exercised        7,000,000       700                          (700)
       Cash .....................  54,000,000     5,400                       194,600   (80,000)                            120,000
       Consulting services ......  65,000,000     6,500                       645,000                                       651,500
       Legal services ...........  40,000,000     4,000                       396,000                                       400,000

Write off of subscription
         receivable .............                                                        80,000                              80,000

Sale of Treasury Stock ..........                                                                  76,886                    76,886

Converted from Preferred
    shares to Common shares .....   2,760,000       276(2,760,000)  (2,760)     2,484                                          --



Adjustment to retained earnings from sale of subsidiary
                                                                                                              3,400,035   3,400,035

Net loss for the year ended
    December 31, 1999                                                                                        (4,467,050) (1,709,246)
                                  ----------- --------- --------- -------- ---------- --------- --------- ------------- ------------
Balance at December 31, 1999 .... 550,820,312 $  55,082   329,621 $   330  $9,154,352 $         $          $(14,795,810)$(5,586,047)
                                  =========== ========= ========= ======== ========== ========= =========  ============ ============
Net loss for the three months
  ended March 31, 2000
  (reviewed).....................                                                                             2,131,707   2,131,707
                                  ----------- --------- --------- -------- ---------- --------- --------- ------------- ------------

Balance at March 31, 2000
  (reviewed)..................... 550,820,312  $ 55,082   329,621 $    330 $9,154,352 $         $          $(12,664,103)$(3,454,340)
                                  =========== ========= ========= ======== ========== ========= =========  ============ ============



                             The accompanying notes are an integral part of these financial statements.




                                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                           For the Three Months Ended March 31, 2000 and March 31, 1999


                                                                                      March 31,      March 31,
                                                                                         2000           1999
                                                                                      (reviewed)     (unaudited)
                                                                                      -----------    -----------

                                                                                      -----------    -----------
 Reconciliation of  net loss provided by (used in) operating activities:
                                                                                      -----------    -----------

                                                                                      -----------    -----------
                                         Net income (loss) after extraordinary loss   $ 2,131,707    $  (528,078)
                                                                                      -----------    -----------

                                                                                      -----------    -----------
                                                                    Non-cash items:
                                                                                      -----------    -----------
                                                       (Gain) on sale of securities    (2,227,780)        (3,336)
                                                                                      -----------    -----------
                                        Non-cash services through issuance of stock          --          470,000
                                                                                      -----------    -----------
                                             Change in assets affecting operations-
                                                                         (increase)
                                                                           decrease
                                                                                      -----------    -----------
                  Changes in liabilities affecting operations - increase (decrease)
                                                                                      -----------    -----------
                                                                   Accounts payable          --            4,355
                                                                                      -----------    -----------

                                                        Accrued payroll and related          --            8,659
                                                                                      -----------    -----------


                                                                        Escrow fees          --             (672)
                                                                                      -----------    -----------


                                                                                      -----------    -----------

                                Net cash provided by (used in) operating activities       (96,073)       (49,072)
                                                                                      -----------    -----------


                                                                                      -----------    -----------

                                                                                      -----------    -----------
                                              Cash flows from financing activities:
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                                     Proceeds from issuance of debt          --           20,959
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                Net cash provided by (used in) financing activities          --           20,959
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                                                                      -----------    -----------
                                              Cash flows from investing activities:
                                                                                      -----------    -----------

                                                           Purchase of fixed assets          --          (27,305)
                                                                                      -----------    -----------
                                        Proceeds from sale of marketable securities     2,271,760         57,325
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                Net cash provided by (used in) investing activities     2,271,760         30,020
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                                        Increase (decrease) in cash     2,175,687          1,907
                                                                                      -----------    -----------

                                                                                      -----------    -----------

                                                         Cash - beginning of period           165         36,152
                                                                                      -----------    -----------

                                                                                      -----------    -----------
                                                               Cash - end of period   $ 2,175,852    $    38,059
                                                                                      -----------    -----------


                    The accompanying notes are an integral part of these financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000



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

                  KLH Engineering of Colorado Springs, Inc.
                  KLH Engineering of Lakewood, Inc.
                  KLH Engineering of Grand Junction,Inc.
                  KLH Engineering of Greeley, Inc.
                  KLH Engineering of San Mateo, Inc.
                  KLH Engineering & Constructors, Inc.
                  Morton Technologies, Inc.
                  LBH Engineering, Inc.
                  Coffee Engineering & Surveying, Inc.
                  Scanlon & Associates, Inc.

Effective December 14, 1998, the Company acquired the Travel Agent's Hotel Guide, Inc. (Travel Agent's) in a stock purchase agreement. The Company received all the outstanding shares of Travel Agents in exchange for a convertible debenture in the amount of $3,350,000.

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


Summary of significant accounting policies (continued)

Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk had no operations during 1999 or 2000.

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

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Gold Coast Resources, Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

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

The fixed assets were written off during 1999, therefore no depreciation expense was recorded in 2000.

Summary of significant accounting policies (continued)

Publication Rights

The publication rights are for The Travel Agents Hotel Guide. This is a publication used by travel agents to sell hotel rooms primarily throughout the United States. The rights consist of the publication rights, logo, client list and business concept. These rights were deemed worthless during 1999 and written off.

Convertible Debentures

The convertible debentures were issued in the purchase of Gold Coast and are guaranteed by Lexington Sales Corporation, Ltd. These debentures pay interest of 7% per year (cumulative), payable at the time of each conversion until the principal amount is paid in full or has been converted. The debentures convert into shares of the Company's common stock (par value $.0001) at any time after December 14, 2001. After December 14, 2001, the debentures can be converted in whole or part. The number of shares issuable upon conversion is determined by dividing the principal converted plus accrued interest (less any required withholding) by the conversion price in effect on the conversion date. The conversion price is the average bid closing price of the Company's common stock for the five trading days immediately preceding and ending on the day preceding the date of conversion.

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

Income tax

For the years ended December 31, 1999 and 1998, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

1.       Summary of significant accounting policies (continued)

         Loss per common share

         Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

2.       Related party transactions

         At March 31, 2000, the Company had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related accrued interest.

3.            Notes receivable

         The Company had the following notes receivable:

         Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through December 30,000 31, 2004.


                             Total Notes Receivable           30,000
                                                         -----------

4.      Notes payable

         The Company had the following notes payable:

         Related Party:

                       ---------------------------------------------------------
                       Note dated August 11, 1995, payable to an officer in the original amount of $344,837, unsecured. Note bears interest at 8.75% and is due in full on August 11, 1997,
                       this was extended until August 11, 1999.          350,342
                       ---------------------------------------------------------

                       ---------------------------------------------------------
                       Note  payable  to  an  officer,   unsecured.  Note  bears
                       interest at 8% and is due on demand.              361,104
                       ---------------------------------------------------------

                       ---------------------------------------------------------
                       Total notes payable - related parties             711,446
                       ---------------------------------------------------------

                       Less current portion                              711,446
                       ---------------------------------------------------------
                       Long-term portion                                $   -
                       ---------------------------------------------------------



4.      Notes payable (continued)

        Others:

                       Note dated August 31, 1998, payable to American
                       Factors  in the  original  amount of  $430,924,
                       unsecured. The note bears interest at 9%.        430,924

                       Notes payable to various subcontractors and suppliers for goods and services provided in contracts. The notes have no interest rate and are paid to the extent a payment for  providing
                       services or goods on specified contracts are collected. This debt is under class 7 of the
                       Plan of  Reorganization  and is to be paid from
                       cash flows of Tomahawk.                          464,643


                       Various  notes  payable  with  interest   rates
                       ranging  from 0% to  12.75%,  monthly  payments
                       from $226 to $243, uncollateralized.               2,000

                       Total notes payable                              897,567

                       Less current portion                            (897,567)

                       Long-term portion                               $   --

        Maturities of notes payable at March 31, 2000, are as follows:

                        2000                   897,567
                        2001                     --
                        2002                     --
                        2003                     --
                        Thereafter               --
                                             $--------
                                               897,567


5.  Stockholders' equity

    Common stock

    The  Company   increased  its   authorized   shares  from   500,000,000   to
    1,000,000,000 during 1999. The Company did not issue any stock in the first quarter of 2000.


5.  Stockholders' equity (continued)

    Preferred stock

    The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

    Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At March 31, 2000, the amount of dividends in arrears on the preferred stock was $1,368,406.


6.  Income tax

    No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

    The Company has available for income tax purposes, a net operating loss carryforward of approximately $14,000,000 expiring from 2004 to 2007, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

    The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

    All of the net operating losses carryforward of approximately $14,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.

7.  Closed and sold subsidiaries

    As of December 31, 1996 the following  subsidiaries have ceased  operations:
    KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo and KLH Engineers and Constructors.

    In April 1996, the Company sold KLH Engineering of Pueblo to an outside party for a $40,000 note receivable, $33,433 in cash and $166,567 in assumption of debt. During 1998, an allowance of $20,000 was recorded, due to the notes questionable collectibilty. During 1999, the balance of $20,000 was written off due to uncollectibility.

    On June 30, 1999, the Company sold all its shares to a third party for $550 in the following subsidiaries: KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo, KLH Engineers and Constructors, Morton Technologies, Inc., LBH Engineering Inc., Coffee Engineering & Surveying Inc. and Scanlon & Associates, Inc. The assets and liabilities of these subsidiaries are not included in the consolidated financial statements.


8.  Profit-sharing plan

    The Company has an employee savings and profit-sharing plan for all eligible employees which includes an employees savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan are at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1997 or 1998. The Company distributed 100% of this plan during 1999.


9.  Other commitments and contingencies

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

    In February 1996, Imperial Premium Financing filed an action in the Superior Court of the state of California for the County of Los Angeles. This action is for premiums financed for errors and omissions coverage. This matter has been settled by allowing a stipulated judgement in the amount of $60,000. This obligation is recorded in the contingencies and commitments section of the financial statements.

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

    In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. An award of $422,066 was issued in favor of American Factors. The counsel for American Factors has indicated that they will proceed against the Company and the other defendants based on alleged fraud. Settlement discussions between the Company and American Factors are currently taking place. This is recorded in the notes payable section of the financial statements.

9.  Other commitments and contingencies (continued)

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

    On July 30,1996, Youngblood Enterprises,Inc. obtained a judgment against KLH Engineering Group, Inc. in the State of Colorado. Thereafter, Youngblood Enterprises, Inc. assigned the judgement to Billie Youngblood. On April 8, 1998, Billie Youngblood registered this judgment in the District Court in Johnson County, Kansas. As of the date of this letter, the judgement has been satisfied and the judgment will be dismissed in the near future.

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

9.  Other commitments and contingencies (continued)

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

    In July 1997, Naylor commenced an action against Tomahawk based upon injuries suffered while in the employment of a subcontractor employed byTomahawk. The damaged alleged to be suffered by Naylor are greater than $43,500. At this time, Tomahawk does not contemplate that there will be any ultimate liability on its part as any claim should be covered by its insurance coverage, therefore no liability has been recorded in the financial statements.

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

9.  Other commitments and contingencies (continued)

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

    In November, 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties settled this lawsuit during 1999, when a gain on settlement of debt was recorded in financial statements.

    An action was filed against a subsidiary, KLH Engineering of San Mateo, by Lincoln Property Company, N.C. This action alleged that the Company negligently provided construction services. In March of 1999, this action was dismissed.

    The convertible  debentures  issued in the acquisition of Travel Agent's are guaranteed by Lexington Sales Corporation, Ltd (Lexington). The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the Company either merges or is sold to another party and 20,000,000 shares of the Company's stock.

10. Marketable securities

    At March 31, 2000 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of March 31, 2000.

                                                                      1999
                                                               -----------------

                                                               -----------------
                    Marketable securities available for sale:
                                                               -----------------

                                                               -----------------
                  6,900,500 shares of restricted common stock,
                                                               -----------------
                  Kelly's Coffee Group, Inc.                         $  324,368
                                                               -----------------

                                                               -----------------
                    125,526 shares of restricted common stock,
                                                               -----------------
               Oasis Hotels and Casino International (formerly
                                        Flexweight Corporation)          57,893
                                                               -----------------

                                                               -----------------
                                   Total marketable securities       $  257,893
                                                               -----------------

                                                               -----------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward_looking statements that are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995.

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

General

         As the AmeriResource Technologies, Inc. (the "Company") sold most of its operating subsidiaries in 1999, it is attempting to acquire income producing assets which are hoped to generate profits. Accordingly, the Company's operations during the quarter ended March 31, 2000, have surrounded merger and acquisition negotiations.

         The Company is attempting to acquire the assets of Magnolia Manors, Inc. in exchange for cash and stock. Magnolia Manors and the Company have executed an asset purchase agreement whereby the Company's subsidiary, Crestwood Villas, will acquire Magnolia's assets. This agreement is expected to close after the Company is successful in prioritizing Magnolia's existing mortgages. Magnolia owns and operates approximately 21 assisted living facilities located in Alabama. The Company is acquiring Magnolia in its attempt to enter the Assisted Living Care market as well as the performing real estate industry.

         In April 2000, the Company's wholly owned subsidiary, Crestwood Villas, Inc., made a formal offer to purchase a casino and hotel in Mesquite, Nevada. Crestwood Villas has also executed a Letter of Intent to purchase all of the outstanding shares of Nevstar Gaming & Entertainment These offers are subject to the Company securing the $9,000,000 purchase price pursuant to debt financing and the execution of a definitive purchase agreement for both the casino and hotel and for Nevstar Gaming & Entertainment.

Results of Operations

         The Company had no revenue or income for the quarter ended March 31, 2000, as compared to $42,498 for the first quarter in 1999. The decrease is attributable to the sale of FAMC, which had generated net service income in 1999.

         As a result of the Company's lack of operations, expenses were reduced during the quarter ended on March 31, 2000. For the quarter ended on March 31, 2000, no operating expenses were incurred and general and administrative expenses were only $96,073, as compared to operating expenses of $348 and general and administrative expenses of $573,743 for the same quarter in 1999.

         During the quarter ended on March 31, 2000, the Company realized a gain on marketable securities of $2,227,780, which primarily allowed the Company to realize net income of $2,131,707 for the quarter ended March 31, 2000, as compared to its $528,078 net loss for the quarter ended March 31, 1999.

Liquidity and Capital Resources

         As a result of its ownership of common stock in Kelly's Coffee, which has recently appreciated, the Company's liquidity improved greatly during the quarter ended March 31, 2000. Total current assets as of the quarter ended March 31, 2000 were $2,205,852, as compared to $30,165 during the same period in 1999. The Company's current liabilities remained the same from the quarter ended March 31, 1999 to the quarter ended March 31, 2000, at $2,587,453.

         The Company's net stockholders' equity decreased from $5,586,047 for the quarter ended March 31, 1999 to $3,454,340 for the quarter ended March 31, 2000. The Company's deficit was reduced primarily as a result of the gain on marketable securities.

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

AMERIRESOURCE TECHNOLOGIES, INC.


/s/ Delmar Janovec

Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT  PAGE

NO.               NO.               DESCRIPTION
---               ---               -----------

3.1               *                 Articles  of  Incorporation

3.2               *                 Bylaws.

27                31                Financial  Data  Schedule  for  the 3  month
                                    period ending March 31, 2000.