Form 10QSB
period 2000-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2000-08-14
CIK 876490

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ]      Transition  report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition Period From       to      .
                                                             ------   -----

COMMISSION FILE NUMBER: 0-20033


                        AMERIRESOURCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                             84-1084784
         --------                                          -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                    4465 South Jones, Las Vegas, Nevada 89103
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 579-3347
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO

         On August 11, 2000, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 664,821,312.

                                Table of Contents

Part I - Financial Information................................................3
         Item 1.   Financial Statements.......................................3
         Item 2.   Management's Discussion and Analysis or Plan of
                     Operation................................................3

Part II - Other Information...................................................4
         Item 5.   Other Information..........................................4
         Item 6.   Exhibits and Reports on Form 8-K...........................5

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-17 and are incorporated herein by this reference.

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

General

         As AmeriResource Technologies, Inc. (the "Company") sold most of its operating subsidiaries in 1999, it is attempting to acquire income producing assets which are hoped to generate profits. Accordingly, the Company's operations during the quarter ended June 30, 2000, have surrounded merger and acquisition negotiations.

         The Company is seeking to acquire the assets of Magnolia Manors, Inc. in exchange for cash and stock. Magnolia Manors and the Company have executed an asset purchase agreement whereby the Company's subsidiary, Crestwood Villas, will acquire Magnolia's assets. This agreement is expected to close after the Company is successful in prioritizing Magnolia's existing mortgages. However, no financing has been arranged or secured. Magnolia owns and operates approximately 21 assisted living facilities located in Alabama. The Company is acquiring Magnolia in its attempt to enter the Assisted Living Care market as well as the performing real estate industry.

         In April 2000, the Company's wholly owned subsidiary, Crestwood Villas, Inc., made a formal offer to purchase a casino and hotel in Mesquite, Nevada. Crestwood Villas has also executed a Letter of Intent to purchase all of the outstanding shares of Nevstar Gaming & Entertainment. These offers are subject to the Company securing the $9,000,000 purchase price pursuant to debt financing and the execution of a definitive purchase agreement for both the casino and hotel and for Nevstar Gaming & Entertainment. The Company is currently working with two major financing sources to fund these acquisitions. Nevstar Gaming & Entertainment recently filed for Chapter 11 bankruptcy and the Company is still seeking to acquire it.

         On July 18, 2000, the Company assigned its March 30, 2000 real estate purchase agreement to acquire the Mesquite Star Hotel and Casino to its newly acquired subsidiary West Texas Real Estate and Resources, Inc.("WTRER") The Company acquired WTRER on July 13, 2000. Please see "Item 5-Other Information" for additional information about this acquisition.

Results of Operations

         The Company had no revenue or income for the quarter ended June 30, 2000, as compared to $2,760 for the second quarter in 1999. The decrease is attributable to the Company's operations during the quarter ended June 30, 2000 surrounding merger and acquisition negotiations.

         As a result of the Company's lack of operations, expenses were reduced during the quarter ended on June 30, 2000. For the quarter ended on June 30, 2000, no operating expenses were incurred and general and administrative expenses were only $113,512, as compared to operating expenses of $885 and general and administrative expenses of $275,653 for the same quarter in 1999.

         During the quarter ended on June 30, 2000, the Company realized a gain on marketable securities of $21,000, and a net loss of $111,904 for the quarter ended June 30, 2000, as compared to its $84,014 net loss for the quarter ended June 30, 1999.

Liquidity and Capital Resources

         The Company's total current assets as of the quarter ended June 30, 2000 were $35,006, as compared to $30,165 during the same period in 1999. The Company's current liabilities increased from the quarter ended June 30, 1999 at $2,587,453 to the quarter ended June 30, 2000, at $2,630,357.

         The Company's net stockholders' deficit decreased from $5,586,047 for the quarter ended June 30, 1999 to $5,410,708 for the quarter ended June 30, 2000. The Company's deficit was reduced primarily as a result of the gain on marketable securities.

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

         Pursuant to a Definitive Agreement dated July 13, 2000 (the "Agreement"), the Company acquired West Texas Real Estate and Resources, Inc., a Texas corporation ("WTRER"). The Company acquired all of the outstanding equity of WTRER from LBI Properties, Inc., a Florida corporation ("LBI"), in exchange for $1.7 million secured by a promissory note. The term of the promissory note extends until the $1.7 million is paid by the Company and provides for interest at seven and one-half percent (7 1/2 %) per annum. It will be necessary for the Company to secure financing in order to pay the $1.7 million purchase price evidenced by the promissory note. The promissory note is secured by Five Million, Two Hundred Seventy-Five Thousand, Two Hundred Forty (5,275,240) shares of WTRER's common stock, which constitutes the outstanding equity of WTRER acquired by the Company under the Agreement.

         As a result of the acquisition of WTRER, the Company acquired an oil, gas and mineral lease on approximately 200 acres in Pecos County, Texas. The lease is described by appraisers as "proved undeveloped petroleum reserves that are recoverable from additional wells yet to be drilled." Production from these reserves will require the drilling of additional wells, the deepening of existing wells or the installation of enhanced recovery facilities. The Company intends to utilize all acquired assets described herein in the manner they were previously used and intend to continue the operations of all businesses acquired in the same manner as prior to its acquisition.

         Subsequent to the quarter ended June 30, 2000, the Company terminated its financing agreement with Jay Dello & Associates. Part of the Company's reasoning for terminating this agreement was unauthorized withdrawals of approximately $400,000 from the Company's escrow account held by Jay Dello & Associates. Such monies are still missing and no explanation has been provided to the Company for the withdrawals or the continued absence. The Company is in the process of pursuing legal redress for these missing funds against Jay Dello & Associates as well as all of its principals.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

         The following exhibits are attached hereto.

3.1               *                 Articles  of  Incorporation

3.2               *                 Bylaws.

10                8                 Definitive Agreement dated July 13, 2000 by
                                    and between the Company acquired West Texas
                                    Real Estate and Resources, Inc.

27                15                Financial Data Schedule for the 3 month
                                    period ending June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec

-----------------------------------
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         June 30,  December 31,
                                           2000       1999
                                       (unaudited)  (audited)
                                       ----------- ------------
Current assets:
    Cash and cash equivalents (Note 1)   $  5,006   $    165
    Notes receivable - other (Note 3)      30,000     30,000
                                         --------   --------

                 Total current assets      35,006     30,165
                                         --------   --------

Other assets:
    Escrow Funds (restricted) (Note 1)    400,000         --
    Marketable securities (Note 12)       239,643    426,241
                                                    --------

                Total other assets        639,643    426,241
                                         --------   --------

 Total assets                            $674,649   $456,406
                                         ========   ========


                                   (continued)

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                    December 31,
                                                                   June 30, 2000       1999
                                                                    (unaudited)      (audited)
                                                                   -------------    -----------
CURRENT LIABILITIES:
      Accounts payable:
            Trade                                                   $    276,374    $    276,374
            Related party (Note 2)                                        70,413          70,413
      Notes payable - related party (Note 2 and 4)                       579,089         555,577
      Notes payable (Note 4)                                             956,643         956,643
      Accrued payroll and related expenses                               231,681         231,681
      Accrued interest:
            Related party (Note 2)                                       277,952         277,952
            Other                                                        202,245         182,853
      Income Tax Payable                                                  35,960          35,960
                                                                    ------------    ------------

               Total current liabilities                               2,630,357       2,587,453

OTHER LIABILITIES
      Convertible debentures                                           3,350,000       3,350,000
      Commitments and contingencies (Note 10)                            105,000         105,000
                                                                    ------------    ------------

               Total other liabilities                                 3,455,000       3,455,000
                                                                    ------------    ------------

               Total liabilities                                       6,085,357       6,042,453
                                                                    ------------    ------------


STOCKHOLDERS' DEFICIT (NOTE 6)
       Preferred stock, $.001 par value; authorized, 5,000,000
          shares; issued and outstanding, 329,621 shares (Note 6)            330             330
       Common Stock, $.0001 par value; authorized,
        1,000,000,000 shares; issued and outstanding,
          550,821,312 shares                                              55,081          55,081
       Additional paid-in capital                                      9,154,352       9,154,352
       Accumulated deficit                                           (14,520,471)    (14,795,810)
                                                                    ------------    ------------

                 Total stockholders' deficit                          (5,410,708)     (5,586,047)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    674,649    $    456,406
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                 For the quarter ended             For the six months ended

                                               June 30,        June 30,          June 30,         June 30,
                                                 2000            1999              2000             1999
                                              (unaudited)     (unaudited)       (unaudited)      (unaudited)
                                             ------------     -----------       -----------      -----------
Net service income                           $          --    $       2,760    $          --    $      45,258

Operating expenses                                      --              885               --            1,233
General and administrative expenses                113,512          275,653          213,987          275,653
                                             -------------    -------------    -------------    -------------

Operating loss                                    (113,512)        (273,778)        (213,987)        (231,653)
                                             -------------    -------------    -------------    -------------

Other income (expense):
     Loss on sale of subsidiaries                       --          (39,950)              --          (39,950)
     Interest expense                              (19,392)            (286)          19,392             (437)
     Gain on marketable securities                  21,000          230,000          508,717          230,000
                                             -------------    -------------    -------------    -------------

Total other income (expense)                         1,608          189,613          489,325          189,613
                                             -------------    -------------    -------------    -------------

Net income (loss) before income tax               (111,904)         (84,014)         275,338          (42,015)

Income tax provision (Note 7)                           --               --               --               --
                                             -------------    -------------    -------------    -------------

Net income (loss)                            $    (111,904)   $     (84,014)   $     275,338    $     (42,015)
                                             =============    =============    -------------    =============


Earnings per share                           $        (.00)   $        (.00)   $         .00    $        (.00)
                                             =============    =============    =============    =============

Weighted average common shares outstanding     550,821,312      458,060,312      550,821,312      458,060,312
                                             =============    =============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                               For the quarter ended  For the six months ended
                                                                June 30,    June 30,    June 30,   June 30,
                                                                 2000        1999        2000        1999
                                                                -------     ------     -------      -------
Reconciliation of net loss provided by (used in) operating
activities:

Net income (loss) after extraordinary loss                     (111,904)    (84,014)    275,338     (42,015)

Non-cash items:
     Depreciation                                                    --       8,600          --       8,600
     Non-cash services through issuance of stock                     --     319,714          --     150,000
     (Gain)/loss on sale of subsidiary                               --      39,950          --      39,950
     Reduction of investments                                   102,738    (230,000)    102,738    (230,000)

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                             --      10,050          --      10,050
     Escrow fund (restricted)                                  (500,000)         --    (500,000)         --
     Prepaid insurance and other expenses                            --      (1,950)         --      (1,950)

Changes in liabilities affecting operations - increase
(decrease)
     Accounts payable                                            42,904          --          --          --
     Other current liabilities                                       --     (30,642)         --     (22,655)
                                                               --------    --------    --------    --------

Net cash provided by (used in) operating activities            (466,262)     31,708    (121,924)    (88,020)
                                                               --------    --------    --------    --------

Cash flows from financing activities:
     Repayment of debt                                               --      (6,476)         --      (6,476)
                                                               --------    --------    --------    --------

Net cash provided by (used in) financing activities                  --      (6,476)         --      (6,476)

Cash flows from investing activities:
     Purchase of fixed assets                                        --     (25,782)         --     (53,087)
     Proceeds from sale of subsidiaries                                         550          --         550
     Proceeds from sale of marketable securities                 39,880     125,791
                                                               --------    --------    --------    --------

Net cash provided by (used in) investing activities              39,880     (25,232)    125,791     (52,537)
                                                               --------    --------    --------    --------


Increase (decrease) in cash                                    (426,382)    (30,914)      3,867     (29,007)



Cash - beginning of period                                      431,888      38,059         165      36,152



Cash - end of period                                              5,506       7,145       5,506       7,145
                                                               ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

         Effective December 14, 1998, the Company acquired Gold Coast Resources, Inc. (Gold Coast) in a stock purchase agreement. The Company received all the outstanding shares of The Travel Agents Hotel Guide, Inc. (a wholly owned subsidiary of Gold Coast) in exchange for a convertible debenture in the amount of $3,350,000.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk had no operations during 1999 or the first two quarters of 2000.

         The Company entered into a financing agreement in December 1999 with Jay Dello & Associates (Jay Dello), Ltd. for the purpose of providing financing for merger & acquisitions of targeted companies. The financing agreement was terminated by the Company on or about June 18, 2000 due to non-performance.

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

         ESCROW FUNDS

         The escrow funds was established solely for the proceeds of securities sold by the Company. Upon termination of the financing agreement with Jay Dello, approximately $400,000 was removed from this account by Jay Dello, JD Guidace, Jerald Delgiudice, James G. Delgiudice and his associates without the authorization of either Delmar A. Janovec or the Company. The Company is in the process of pursuing legal action for misrepresentation of numberous issued and the unauthorized removal of funds from this account.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONVERTIBLE DEBENTURES

         The convertible debentures were issued in the purchase of Gold Coast and are guaranteed by Lexington Sales Corporation, Ltd. These debentures pay interest of 7% per year (cumulative), payable at the time of each conversion until the principal amount is paid in full or has been converted. The debentures convert into shares of the Company's common stock (par value $.0001) at any time after December 14, 2001. After December 14, 2001, the debentures can be converted in whole or part. The number of shares issuable upon conversion is determined by dividing the principal converted plus accrued interest (less any required withholding) by the conversion price in effect on the conversion date. The conversion price is the average bid closing price of the Company's common stock for the five trading days immediately preceding and ending on the day proceeding the date of conversion.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


2.       RELATED PARTY TRANSACTIONS

         At June 30, 2000, the Company had notes payable balances and related accrued interest to an officers (Note 4).

3.       NOTES RECEIVABLE

         The Company had the following notes receivable:

         Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31,
         starting December 31, 2000 through December 31, 2004.                           $30,000
                                                                                         -------

         Total Notes Receivable                                                          $30,000
                                                                                         -------

4.       NOTES PAYABLE

              The Company had the following notes payable:

              RELATED PARTY:


         Note dated August 11, 1995, payable to an officer in the original amount of
         $344,837, unsecured. Note bears interest at 8.75% and are due in full on
         August 11, 1997, this was extended until August 11, 2000.                       $217,985

         Note payable to an officer, unsecured.  Note bears
         interest at 8% and are due on demand.                                            361,104
                                                                                         --------

                  Total notes payable - related parties                                   579,089

                  Less current portion                                                    579,089
                                                                                         --------
         Long-term portion                                                               $      -
                                                                                         ========

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


4.       NOTES PAYABLE (CONTINUED)

         OTHERS:

         Note dated August 31, 1998, payable to American Factors in the original amount of $430,924, unsecured.
         The note bears interest at 9%.                                                  490,000
                                                                                       ---------

         Notes payable to various subcontractors and suppliers for goods and services provided in contracts. The notes have no interest rate and are paid to the extent a payment for providing services or goods on specified contracts are collected. This debt is under class 7 of the Plan of Reorganization and is
         to be paid from cash flows of Tomahawk.                                         464,643
                                                                                       ---------

         Various notes payable with interest rates ranging from 0% to 12.75%,
         monthly payments from $226 to $243, uncollateralized.                             2,000
                                                                                       ---------

                            Total notes payable                                          956,643
                                                                                       ---------

                            Less current portion                                        (956,643)
                                                                                       ---------
                            Long-term portion                                          $      --
                                                                                       =========

                           Maturities of notes payable at June 30, 2000, are as follows:

                           2000                                                               $956,643
                           2001                                                                     --
                           2002                                                                     --
                           2003                                                                     --
                           Thereafter                                                               --
                                                                                              $956,643

5.       STOCKHOLDERS' EQUITY

              COMMON STOCK

              The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. The Company did not issue any stock in the first six months of 2000.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


5.       STOCKHOLDERS' EQUITY (CONTINUED)

              PREFERRED STOCK

              The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

              Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At June 30, 2000, the amount of dividends in arrears on the preferred stock was $1,368,406.

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

              All of the net operating loss carryforward of approximately $14,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


9.       OTHER COMMITMENTS AND CONTINGENCIES

              The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

              The Company maintains general liability and workmen's compensation insurance with the standard industry insurance limits.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

              In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. The parties in favor of American Factors reached a settlement of $490,000. This is recorded in the notes payable section of the financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


9.       OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

              In November 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties are settled this lawsuit during 1999, when a gain on settlement of debt was recorded in financial statements.

              Lincoln Property Company, N.C, filed an action against a subsidiary, KLH Engineering of San Mateo. This action alleged that the Company negligently provided construction services. In March of 1999, this action was dismissed.

              Lexington Sales Corporation, Ltd (Lexington) guarantee the convertible debentures issued in the acquisition of Gold Coast. The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the Company either merges or is sold to another party and 20,000,000 shares of the Company's stock.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


10.      MARKETABLE SECURITIES

              At June 30, 2000 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of June 30, 2000.

         Marketable securities available for sale at June 30, 2000:

         3,635,500 shares of common stock,
         Kelly's Coffee Group, Inc.                        $181,750

         125,526 shares of restricted common stock,
         Oasis Hotels and Casino International (formerly
         Flexweight Corporation)                             57,893
                                                           --------

         Total marketable securities                       $239,643
                                                           ========

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

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION
---               ---               -----------

3.1               *                 Articles  of  Incorporation

3.2               *                 Bylaws.

10                8                 Definitive Agreement dated July 13, 2000 by
                                    and between the Company acquired West Texas
                                    Real Estate and Resources, Inc.

27                15                Financial Data Schedule for the 3 month
                                    period ending June 30, 2000.