Form 10QSB
period 2000-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2000-11-14
CIK 876490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033
                        -------


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


                    4465 SOUTH JONES, LAS VEGAS, NEVADA 89103
                    -----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 579-3347
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                    NO

         On September 30, 2000, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 695,071,312.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION....................................................................................1

         ITEM 1.           FINANCIAL STATEMENTS...................................................................1

         ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                           OPERATION..............................................................................2


PART II - OTHER INFORMATION.......................................................................................3

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................3


INDEX TO EXHIBITS.................................................................................................5

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-17 and are incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

         AmeriResource Technologies, Inc., a Delaware corporation (the "Company"), does not currently engage in active operations other than seeking to initiate or acquire business operations. The Company seeks to accomplish this goal through a merger or acquisition. As of November 13, 2000, the Company had established contacts with a few business entities, but had not yet reached any formal definitive agreement to effect a merger or acquisition with any entity.

         Magnolia Manors and the Company executed an asset purchase agreement whereby the Company's subsidiary Crestwood Villas, Inc. would acquire the assets. Although this agreement has expired, the Company is continuing to discuss the possibility of the assumption of debt on some of Magnolia's facilities. Magnolia now owns and operates approximately 11 assisted living care facilities which are effectively controlled by Finova Realty Capital and ORIX Real Estate Capital Markets. These entities control the facilities on the basis of their substantial liens on the facilities. The Company is still seeking to acquire the assets of certain Magnolia Manors Inc. facilities in exchange for a combination of debt assumption and cash, although no assurances can be given the Company will ever be successful in effecting such acquisition.

         In April 2000, the Company, through a wholly owned subsidiary, made a formal offer to purchase a casino and hotel in Mesquite, Nevada, and all of the outstanding shares of NevStar Gaming & Entertainment. These offers are subject to, among other things, the Company securing the $9,000,000 in debt financing. In July 2000, NevStar filed for Chapter 11 Bankruptcy to prevent a foreclosure on its assets. On or about October 19, 2000, a lien holder was successful in implementing a foreclosure action against NevStar. The Company is negotiating to acquire this lien holder's position regarding NevStar. Although no assurances can be given the Company will ever be successful in securing the requisite funds, or in effecting this acquisition, it is currently working with three financing sources to fund the acquisition.

Results of Operations

         As a result of the Company's lack of operations, no income has been generated for the fiscal year through September 30, 2000. The Company reported a net loss of $1,052,315 and of $856,859 for the three (3) and nine (9) months ended September 30, 2000, respectively, as compared to a net gain of $449,440 and $407,425 for the same periods in 1999. This loss is attributable to expenses associated with merger and acquisition negotiations which are accounted for as general and administrative expenses as well as a one time charge for the settlement of legal expenses with former counsel, Craft Fridkin & Rhyne. The general and administrative expenses for the quarter ended September 30, 2000, was $1,044,321, as compared to these expenses totaling $148,189 for the same quarter in 1999.

Liquidity and Capital Resources

         The Company's total current assets as of the quarter ended September 30, 2000 were $43,517, as compared to $30,165 as of December 31, 1999. The Company had total assets of

$2,383,160 as of September 30, 2000, as compared to $456,406 as of December 31, 1999. The increase in total assets is due to the Company's acquisition of oil and gas property in Pecos County, Texas, effected when it acquired West Texas Real Estate and Resources, Inc., a Texas corporation on July 13, 2000 (this acquisition was reported in the Company's Form 10-QSB for the quarter ended June 30, 2000). Another substantial increase in total assets is due to the Company's recognition of $400,000 as funds improperly withdrawn from the Company's escrow account. Although the recovery of these funds is still uncertain, the Company intends to pursue the receipt of such funds to the fullest extent its resources allow.

         The Company's current liabilities from the quarter ended September 30, 2000 were $2,737,066, versus $2,587,453 as of December 31, 1999.

         The Company's total stockholders' deficit was decreased to $3,808,906 as of September 30, 2000 as compared to the net stockholder's deficit of $5,586,047 as of December 31, 1999. The Company's deficit was reduced primarily as a result of the increase in additional paid-in capital.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

         The following exhibits are attached hereto.

3.1       *       Articles  of  Incorporation

3.2       *       Bylaws.

27        6       Financial Data Schedule for the quarter ending June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
----------------------------------
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer

Dated: November 13, 2000

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                           September 30,    December 31,
                                               2000             1999
                                            (unaudited)       (audited)
                                           ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents (Note 1)     $     13,517     $        165
    Notes receivable - other (Note 3)            30,000           30,000
                                           ------------     ------------

                 Total current assets            43,517           30,165
                                           ------------     ------------

OTHER ASSETS:
    Oil & Gas Property                        1,700,000               --
    Escrow Funds (restricted) (Note 1)          400,000               --
    Marketable securities (Note 12)             239,643          426,241
                                           ------------     ------------

                Total other assets            2,339,643          426,241
                                           ------------     ------------

 TOTAL ASSETS                              $  2,383,160     $    456,406
                                           ============     ============


                                   (continued)

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                      September 30,     December 31,
                                                                         2000                1999
                                                                      (unaudited)         (audited)
                                                                      ------------      ------------
CURRENT LIABILITIES:
      Accounts payable:
            Trade                                                     $    276,374      $    276,374
            Related party (Note 2)                                              --            70,413
      Notes payable - related party (Note 2 and 4)                         759,217           555,577
      Notes payable - current portion (Note 4)                             845,643           956,643
      Accrued payroll and related expenses                                 331,681           231,681
      Accrued interest:
            Related party (Note 2)                                         277,952           277,952
            Other                                                          210,239           182,853
      Income Tax Payable                                                    35,960            35,960
                                                                      ------------      ------------

               Total current liabilities                                 2,737,066         2,587,453

OTHER LIABILITIES
      Convertible debentures                                             3,350,000         3,350,000
      Commitments and contingencies (Note 10)                              105,000           105,000
                                                                      ------------      ------------

               Total other liabilities                                   3,455,000         3,455,000
                                                                      ------------      ------------

               Total liabilities                                         6,192,066         6,042,453
                                                                      ------------      ------------


STOCKHOLDERS' DEFICIT (NOTE - 5)
       Preferred stock, $.001 par value; authorized, 5,000,000
          shares; issued and outstanding, 329,621 shares (Note 6)              330               330
       Common Stock, $.0001 par value; authorized,
          1,000,000,000 shares; issued and outstanding,
          695,071,312 and 550,820,312 shares                                63,986            55,081
       Additional paid-in capital                                       11,979,447         9,154,352
       Accumulated deficit                                             (15,852,339)      (14,795,810)
                                                                      ------------      ------------

                 Total stockholders' deficit                            (3,808,906)       (5,586,047)
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  2,383,160      $    456,406
                                                                      ============      ============


   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                            For the quarter ended                 For the nine months ended
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000               1999                  2000                1999
                                                       (unaudited)        (unaudited)          (unaudited)         (unaudited)
                                                     --------------      --------------      --------------      --------------
Net service income                                   $           --      $       86,314      $           --      $      131,572

Operating expenses                                               --                  --                  --               1,233
General and administrative expenses                       1,044,321             148,189           1,440,928             423,842
                                                     --------------      --------------      --------------      --------------

Operating loss                                           (1,044,321)            (61,875)         (1,440,928)           (293,503)
                                                     --------------      --------------      --------------      --------------

Other income (expense):
     Loss on sale of subsidiaries                                --            (483,506)                 --            (523,456)
     Gain on extinguishment of debt                              --             995,093                  --             995,093
     Interest expense                                         7,994                (272)            (27,386)               (709)
     Gain on marketable securities                               --                  --             611,455             230,000
                                                     --------------      --------------      --------------      --------------

Total other income (expense)                                  7,994             511,315             584,069             700,928
                                                     --------------      --------------      --------------      --------------

Net income (loss) before income tax                      (1,052,315)            449,440             856,859             407,425

Income tax provision (Note 7)                                    --                  --                  --                  --
                                                     --------------      --------------      --------------      --------------

Net income (loss)                                    $   (1,052,315)     $      449,440      $     (856,859)     $      407,425
                                                     ==============      ==============      ==============      ==============


Earnings per share                                   $         (.00)     $          .00      $         (.00)     $          .00
                                                     ==============      ==============      ==============      ==============


Weighted average common shares outstanding              551,165,979         458,060,312         550,821,312         458,060,312
                                                     ==============      ==============      ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the quarter ended       For the nine months ended
                                                                        September 30,  September 30,  September 30,  September 30,
                                                                           2000            1999           2000           1999
                                                                        (unaudited)    (unaudited)     (unaudited)    (unaudited)
                                                                        ------------   ------------   ------------   ------------
Reconciliation of net loss provided by (used in) operating activities:

Net income (loss) after extraordinary loss                                (1,052,315)       449,440       (856,643)       407,425

Non-cash items:
     Depreciation                                                                 --             --             --          8,600
     Non-cash services through issuance of stock                             853,617        669,474      1,212,004        707,500
     (Gain)/loss on sale of subsidiary                                            --        483,506             --        523,456
     Reduction of investments                                                     --       (230,000)            --       (230,000)
     (Gain) on forgiveness of debt                                                --       (995,093)            --       (995,093)
     (Gain) on sale of marketable securities                                      --       (611,455)

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                          --        543,217             --        553,267
     Other receivables                                                            --        118,250             --        118,250
     Escrow fund (restricted)                                                     --             --       (400,000)            --
     Prepaid insurance and other expenses                                         --            300                        (1,650)

Changes in liabilities affecting operations - increase
(decrease)
     Accounts payable                                                             --       (327,290)       100,000       (327,290)
     Other current liabilities                                               107,994       (590,523)        27,386       (613,178)
                                                                        ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities                          (90,704)       121,281       (728,708)       151,287
                                                                        ------------   ------------   ------------   ------------

Cash flows from financing activities:
     Proceeds from borrowing                                                 109,715                       133,227
     Proceeds from the sale of common stock                                  100,000                       100,000
     Repayment of debt                                                      (111,000)      (114,470)      (111,000)      (120,946)
                                                                        ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities                           98,715       (114,470)       122,227       (120,946)

Cash flows from investing activities:
     Purchase of fixed assets                                                     --        (10,924)            --        (64,011)
     Proceeds from sale of subsidiaries                                           --           (550)            --             --
     Proceeds from sale of marketable securities                                  --                       619,833             --
                                                                        ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities                               --        (11,474)       619,833        (64,011)
                                                                        ------------   ------------   ------------   ------------

Increase (decrease) in cash                                                    8,011         (4,663)        13,352        (33,670)

Cash - beginning of period                                                     5,506          7,145            165         36,152

Cash - end of period                                                          13,517          2,482         13,517          2,482
                                                                        ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS AND BUSINESS COMBINATIONS

         AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc., a Delaware corporation, was incorporated March 3, 1988 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

         The Company acquired all of the outstanding stock in West Texas Real Estate & Resources', Inc. (West Texas) for a convertible note payable in the amount of $1,700,000. West Texas owns the rights to certain leased oil rights that has a value exceeding $10,000,000 which has been reflected in a certified audit report issued to West Texas for the leased oil rights.

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., The Travel Agents Hotel Guide, Inc., Tomahawk Construction Company, and West Texas Real Estate & Resources', Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ESCROW FUNDS

         The escrow funds was established solely for the proceeds of securities sold by the Company. Upon termination of the financing agreement with Jay Dello, approximately $400,000 was removed from this account by Jay Dello, JD Guidace, Jerald Delgiudice and his associates without the authorization of either Delmar A. Janovec or the Company. The Company is in the process of pursuing legal action for misrepresentation of numerous issues and the unauthorized removal of funds from this account.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.       RELATED PARTY TRANSACTIONS

         At September 30, 2000, the Company had notes payable balances and related accrued interest to an officer (Note 4).

3.       NOTES RECEIVABLE

         The Company had the following notes receivable:

         Note  receivable from First Americans  Mortgage Corp,
         bearing  interest at the prime rate,  principal and
         interest payments due December 31, starting
         December 31, 2000 through December 31, 2004.            $ 30,000
                                                                 --------

         Total Notes Receivable                                  $ 30,000
                                                                 ========

4.       NOTES PAYABLE

         The Company had the following notes payable:

         RELATED PARTY:


                 Note dated August 11, 1995, payable
                 to an officer in the original amount of
                 $344,837, unsecured. Note bears interest
                 at 8.75% and are due in full on August 11, 1997,
                 this was extended until August 11, 2001.        $217,985


                 Note payable to an officer, unsecured. Note
                 bears interest at 8% and are due on demand.      541,232
                                                                 --------

                             Total notes payable -
                             related parties                      759,217


                             Less current portion                 759,217
                                                                 --------

                    Long-term portion                            $     --
                                                                 ========

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


4.       NOTES PAYABLE (CONTINUED)

          OTHERS:

                  Note dated July 20, 2000, payable to LBI
                  Properties, Inc. in the original amount
                  of $1,700,000, secured by oil property.
                  Convertible into common stock at the
                  current market price if not paid in 2
                  years. Note bears interest at 7%.                 $ 1,700,000

                  Note dated August 31, 1998, payable to
                  American Factors, secured by 30,000,000
                  shares of the Company's common stock.
                  The note bears interest at 9% and has
                  monthly payments of $40,000.

                                                                        379,000

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


                                                                          2,000
                                                                    -----------

                        Total notes payable                           2,545,643

                        Less current portion                         (1,700,000)
                                                                    -----------

                        Long-term portion                           $   845,643
                                                                    ===========

                  Maturities of notes payable at September 30, 2000, are as follows:

                  2000                                              $   845,643
                  2001                                                1,700,000
                  2002                                                       --
                  2003                                                       --
                  Thereafter                                                 --
                                                                    -----------

                                                                    $ 2,545,643
                                                                    ===========

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

5.       STOCKHOLDERS' EQUITY

                  COMMON STOCK

                  The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. The Company issued 59,050,000 shares of common stock (S-8) for services. In addition, the Company issued 30,000,000 shares of restricted common stock to be used as collateral on the American Factors note.

                  PREFERRED STOCK

                  The Company has currently designated 2,500,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 2,500,000 shares to Series B Convertible Preferred Stock.

                  Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At September 30, 2000, the amount of dividends in arrears on the preferred stock was $1,368,406.

                  STOCK OPTIONS

                  The Company issued options to purchase 3,000,000 shares of common stock at $.01 per share in exchange for services. These options expire on July 1, 2002.

                  The Company issued options to purchase 30,000,000 shares at $.06 per share. These options were exercised during the third quarter through extinguishments of debt plus some cash.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


9.       OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Tomahawk filed suit against M.K. Ferguson for work completed in Oak Ridge, Tennessee. The claim was settled in May 1997 for the sum of $1,851,444. Tomahawk has paid $336,000 in exchange for releases of money owed by Tomahawk. Tomahawk has agreed to settle with its bonding company (USF&G) by paying $500,000 for a release of $2,300,000 of bond claims. In addition, Tomahawk has agreed to pay Industrial State Bank the sum of $336,000 for release of the Bank's claim on the settlement money. Tomahawk also paid the Internal Revenue Service $22,000 for a release of all liens.

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

                  In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. On July 15,2000, the Company executed a promissory note payable to American Factors in the amount of $490,000. The note is secured by 30,000,000 shares of the Company" common stock, which is being held in escrow by a third party. The stock will be returned to treasure upon payment of the note. This is recorded in the notes payable section of the financial statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

                  On July 30,1996, Youngblood Enterprises, Inc. obtained a judgment against KLH Engineering Group, Inc. in the State of Colorado. Thereafter, Youngblood Enterprises, Inc. assigned the judgement to Billie Youngblood. On April 8, 1998, Billie Youngblood registered this judgment in the District Court in Johnson County, Kansas. The judgement has been satisfied and has been dismissed.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

                  In August 1998, the City of Greenwood Village (the "City"), Colorado filed a third party complaint against a subsidiary, KLH Engineering of Lakewood. The City alleges that the Company negligently performed inspection services with respect to a drainage system constructed in the City by the developer, KTC. The parties reached a settlement with KTC with no liability to KLH Engineering Group.

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

                  In November 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties settled this lawsuit during the third quarter of 1999, when a gain on settlement of debt was recorded in financial statements.

                  Lincoln Property Company, N.C, filed an action against a subsidiary, KLH Engineering of San Mateo. This action alleged that the Company negligently provided construction services. In March of 1999, this action was dismissed with no liability to the Company.

                  Lexington Sales Corporation, Ltd. (Lexington) guarantee the convertible debentures issued in the acquisition of Gold Coast. The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the The Travel Agents Hotel Guide either merges or is sold to another party and 20,000,000 shares of the Company's stock.

                  On July 11, 2000 the Company reached an agreement with Craft Fridkin & Rhyne in a dispute over fees. The Company issued 32,000,000 shares of common stock (S-8) in exchange for legal services of $445,000 owed by the Company.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


10.      MARKETABLE SECURITIES

                  At September 2000 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of September 30, 2000.

                  Marketable securities available for sale at September 30, 2000:

                  6,054,500 shares of common stock,
                  Kelly's Coffee Group, Inc.                         $  181,750

                  125,526 shares of restricted common stock,
                  Oasis Hotels and Casino International
                  (formerly Flexweight Corporation)                      57,893
                                                                     ----------

                  Total marketable securities                        $  239,643
                                                                     ==========


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

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.



EXHIBIT           PAGE
NO.               NO.               DESCRIPTION
---               ---               -----------

3.1               *                 Articles of Incorporation

3.2               *                 Bylaws.

27                6                 Financial Data Schedule for the quarter ending June 30, 2000.