Form 10KSB
period 2000-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2001-04-02
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Commission file number: 0-20033
                        -------

                       AmeriResource Technologies, Inc.
                       --------------------------------
                (Name of Small Business Issuer in Its Charter)

      Delaware                                           84-1084784
      --------                                           ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

              4445 South Jones, Suite 2, Las Vegas, Nevada 89103
              --------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                                (702) 362-9284
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the ExchaNoneAct:

Securities registered under Section 12(g) of the Exchange Act:

       Title of Each Class          Name of each Exchange on Which Registered
       -------------------          -----------------------------------------
Common Stock ($0.0001 Par Value)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      No [  ]                      Yes [ X ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      The issuer's total consolidated revenues for the year ended December 31, 2000, were $0.

      The aggregate market value of the registrant's Common Stock, $0.0001 par value held by non-affiliates was approximately $7,735,095, based on the average closing bid and asked prices for the Common Stock on March 29, 2001. On March 29, 2001, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 762,162,093.

                              TABLE OF CONTENTS

PART I.......................................................................1
      ITEM 1.  DESCRIPTION OF BUSINESS.......................................1
      ITEM 2.  DESCRIPTION OF PROPERTY.......................................3
      ITEM 3.  LEGAL PROCEEDINGS.............................................3
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........6

PART II......................................................................7
      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.......................................................7
      ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF
               OPERATION.....................................................8
      ITEM 7.  FINANCIAL STATEMENTS..........................................9
      ITEM 8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................10

PART III....................................................................10
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT..........................................................10
      ITEM 10. EXECUTIVE COMPENSATION.......................................11
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................12
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............12
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................13

INDEX TO EXHIBITS...........................................................15

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formerly known as KLH Engineering Group, Inc. ("KLH Engineering"), which was incorporated on March 3, 1989 to provide diversified engineering services throughout the United States. KLH Engineering changed its name to AmeriResource Technologies, Inc. on July 16, 1996. Although the Company's operations have historically consisted of providing engineering and construction services, in 1996 the Company closed and/or sold off its engineering subsidiaries due to continued losses.

      The Company did not obtain any construction contracts during 1999 or 2000 which it believes is related to the Chapter 11 Bankruptcy of its wholly owned subsidiary, Tomahawk Construction Company ("Tomahawk"), on September 15, 1994. Despite Tomahawk's emergence from bankruptcy on August 28, 1995, the Company has been unable to obtain the necessary bonding capacity to obtain construction contracts. As a result of Tomahawk's lack of new construction contracts in 1999 and 2000, the Company is currently exploring opportunities to combine Tomahawk with another company through a merger or acquisition. The Company is now searching for a construction company that is interested in being acquired.

      In connection with the Company's operational restructuring, it executed a Share Purchase Agreement on December 31, 1999, with Dustan Shepherd, the Company's former President, whereby the Company sold its wholly owned subsidiary, First Americans Mortgage Company ("FAMC"), to Shepherd for $30,000 payable pursuant to a promissory note. In connection with this subsidiary sale, FAMC surrendered to the Company 7,000,000 shares of common stock Kelly's Coffee which had been received by FAMC for services FAMC and the Company had rendered. Pursuant to this Share Purchase Agreement, the Company forgave FAMC's debt to Tomahawk, which was secured by a June 30, 1999 promissory note. The Company received the first installment on or about January 16, 2001 from Dustin Shepherd.

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

      THE TRAVEL AGENT'S HOTEL GUIDE, INC. ("TAHG")

      Effective December 14, 1998, the Company acquired Gold Coast Resources, Inc. in a stock purchase agreement which included all of the issued and outstanding shares of TAHG common stock in exchange for a convertible debenture in the amount of $3,350,000. TAHG is a publication which is used by travel agents to sell hotel rooms throughout the United States.

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

      MAGNOLIA MANORS, INC.

      On December 23, 1999, the Company, Magnolia Manors, Inc. and Krapfcandoit, Inc. executed a contribution agreement, whereby the Company was to acquire the assets of Magnolia and Krapfcandoit in exchange for shares of the Company's common stock. Shortly after the execution of this agreement, all parties decided to modify its terms. The Company no longer has an intention to acquire Krapfcandoit. Magnolia Manors and the Company agreed to an asset purchase agreement whereby the Company was to acquire Magnolia Manors for cash and stock. Magnolia's assets include approximately 21 assisted living facilities located in Alabama. The Company was to acquire Magnolia Manors, Inc. through the acquisition of Crestwood Villas, Inc. which had contractual rights to purchase Magnolia's assets. Magnolia Manors is owned by Krapfcandoit but is operating under a receiver that has been appointed by Finova.

      Subsequent to the December 23, 1999 agreement, litigation ensued in Alabama regarding contractual obligations. On February 27, 2001, mediation was held to resolve the issues. The essence of the mediation was to resolve litigation and address the purchase of 11 facilities owned by Magnolia. As of March 29, 2001, no outcome had been reached on this mediation. Accordingly, no assurances can be given that any business transaction between the Company and Magnolia will ever be consummated. The Company denies all of the allegations of such lawsuit and is vigorously defending itself against such claims.

      PHOENIX PARTNERS, LP

      The Company entered into a Letter of Intent dated August 30, 2000 and a Joint Venture Agreement dated August 31, 2000 with Phoenix Leisure Holdings, LLC ("PLH"), a Delaware limited liability company majority owned by Phoenix Partners, LP ("Phoenix"). Pursuant to these agreements, Phoenix and PLH have agreed to allow the Company to participate in acquisitions PLH may make which satisfy certain financial parameters. For an acquisition to qualify within these parameters the acquisition target must have a fair market value of seventy-five million dollars ($75,000,000). The amount of participation to which the Company is entitled shall not be less than 2.5% nor more than 25% of the post-acquisition entity. The actual agreement of participation shall be mutually determined by Phoenix and the Company.

      WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      Pursuant to a Definitive Agreement dated July 13, 2000 (the "Agreement"), the Company acquired West Texas Real Estate and Resources, Inc., a Texas corporation ("WTRER"). The Company acquired all of the outstanding equity of WTRER from LBI Properties, Inc., a Florida corporation ("LBI"), in exchange for $1.7 million secured by a promissory note. The promissory note was paid off during the third quarter of 2000. The terms of the promissory note extended until the $1.7 million was paid by the Company and provided for interest at seven and one-half percent (7 1/2%) per annum. The promissory note was secured by Five Million, Two Hundred Seventy-Five Thousand, Two Hundred Forty (5,275,240) shares of WTRER's common stock, which constitutes the outstanding equity of WTRER acquired by the Company under the Agreement.

      As a result of the acquisition of WTRER, the Company acquired an oil, gas and mineral lease on approximately 800 acres in Pecos County, Texas. The lease is described by appraisers as "proved undeveloped petroleum reserves that are recoverable from additional wells yet to be drilled." Production from these reserves will require the drilling of additional wells, the deepening of existing wells or the installation of enhanced recovery facilities. The Company intends to utilize all acquired assets described herein in the manner they were previously used and intend to continue the operations of all businesses acquired in the same manner as prior to its acquisition.

      As of March 29, 2001, the Company had a total of three (3) employees, of which two (2) were employed full-time.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company owns no real property. The Company's operations are conducted through one office located at 4445 South Jones, Suite 2, Las Vegas, Nevada, 89103, which is leased. It is a five (5) year lease of approximately 3100 square feet with three (3) two (2) year options at $1.70 per square foot a month. The Company plans on subleasing a portion of the space.

      By acquiring WTRER, the Company was assigned an oil, gas and mineral lease which is called the Glass Mountains "PilaresA111" and consists of contiguous acreage of approximately +/- 800 acres comprising a portion of Glass Mountain acreage located in Pecos County, Texas. The Company's interest in this property is subject to a twenty percent (20%) royalty interest due the lessor. This lease was entered into on October 6, 1999 and has a five (5) year term.

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

      Internal Revenue Service Issue. The IRS and the Company have been trying to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes.
Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS. Clawson was able to reach a resolution with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety.

      Orix Real Estate Capital Markets, LLC , as the Special Servicer for Finova Realty Capital, Inc. (AMRESCO MS CAPITAL 1999, FNV-1 Loan #04000333342) v. Magnolia Manors Properties, LLC, et al. Orix Real Estate Capital Markets, LLC in May 2000 filed a lawsuit in Walker County, Alabama, as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. ORIX is the servicer in this transaction and is seeking to enforce the provisions of the loan documents which are secured by mortgages on the real properties owned, administered and/or operated by Magnolia Manors Properties, LLC. This lawsuit alleges that because the Company has been in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. The Company denies all of the allegations in this lawsuit and is vigorously defending itself against such allegations.

      John C. Barry v. ARET and Delmar Janovec was filed in 1996. Mr. Barry sued the Company and Delmar Janovec for breach of contract regarding vacation funds that had been accrued but never paid. A judgment was entered on January 21, 1997 in the Superior Court of the State of California, San Mateo County. This matter was settled in the Fall of 2000 for a total of $44,151.17. On January 5, 2001 an Acknowledgment of Satisfaction of Judgment was filed which reflects the settlement has been paid-in-full.

      Craft, Fridkin & Rhyne, L.L.C. vs. AmeriResource Technologies, Inc. Craft, Fridkin & Rhyne, L.L.C. ("CFR") alleged that on August 26, 1998, the Company executed a Consulting Agreement with CFR whereby the Company agreed to compensate CFR for legal services rendered through May 31, 1998, with Forty Million (40,000,000) shares of the Company's common stock which were to be registered with the SEC on Form S-8 under the Securities Act of 1933, as amended. CRR also alleged that the Company agreed to issue additional stock upon receipt of CFR's monthly billing statements valued at one cent ($.01) per share. The Company retained counsel to represent it in this proceeding, although it believes CFR has been paid in full for all services rendered.

      CFR filed a Demand for Arbitration with the American Arbitration Association on March 24, 2000, whereby CFR demanded "compensation for services rendered pursuant to Consulting Agreement dated August 26, 1998." The arbitration hearing was heard on or about July 11, 2000, and a settlement was thereafter agreed upon, whereby the Company issued 32,000,000 shares of common stock in exchange for legal services of $445,000 allegedly owed by the Company. The matter and alleged debt have now been full settled in full.

      Scar I Group vs. AmeriResource Technologies, Inc., Delmar Janovec, and Tomahawk Construction. This case was filed on January 26, 2000 in the Court of Common Pleas in Cuyahoga County, Ohio, Case Number 00-400551-CV. Scar I Group ("Scar I") filed suit against the Company, its President, Delmar Janovec and its subsidiary, Tomahawk Construction, for fraudulent misrepresentation and breach of contract. The Company denied all liability and will vigorously defend itself against the claims asserted in the lawsuit which management believes to be groundless.

      The lawsuit alleges that on April 29, 1997, Scar I signed a Loan Agreement with Delmar Janovec and Tomahawk Construction agreeing to lend them Fifty Thousand Dollars ($50,000) for a period not to exceed sixty (60) days. Shortly after this Loan Agreement was signed, Janovec and Tomahawk accepted a $1,851,444 settlement from M.K. Ferguson and the Department of Energy in an unrelated lawsuit, which was to be finalized coincident with the Scar I loan. Janovec,

Tomahawk and Scar I agreed that $100,000 of these settlement proceeds would be paid on or before July 2, 1997, to Scar I and constitute total payment of the loan's principal plus $50,000 interest. As security for the loan, Janovec and Tomahawk executed a promissory note for the $100,000 and placed an estimated Ten Million (10,000,000) shares of the Company's common stock in escrow with Surety Title.

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

      Industrial State Bank vs. AmeriResource Technologies, Inc., Delmar Janovec and Marilyn Janovec. This case was filed in the District Court of Johnson County, Kansas, Case Number 98-C- 14923. On July 9, 1999, Industrial State Bank agreed to accept from the Company, Delmar and Marilyn Janovec $200,000 plus 2,760,000 shares of the Company's common stock in exchange for the bank's forgiveness of the Company's $1,071,214 debt, which included accrued interest. The first cash payment of $100,000 was paid on July 16, 1999, and the second payment was due on August 30, 1999. The note securing the second payment was extended to December 15, 1999 for an additional payment of $20,000. Mr. Janovec transferred shares of Series A and Series B Preferred Stock convertible into 2,760,000 shares of the Company's common stock to the Industrial State Bank. The Company intends to reimburse Janovec. The Company made additional payments of $40,000 during the third quarter and was granted an extension until December 15, 1999, to pay the remaining $60,000. This settlement amount has been paid in full.

      Double K Marketing, Inc. vs. Delmar A. Janovec. This case was filed in the Jefferson Circuit Court, Division Twelve, Kentucky, Case Number 99-CI-03105. On November 12, 1999, the Court set aside the Default Judgment against Delmar Janovec and dismissed the case without prejudice. To date, no further pleadings have been filed in this matter.

      Liberty Systems, Inc. vs. Tomahawk Construction Corporation and Delmar Janovec. This action is pending in the District Court of Johnson County, Kansas, Case Number 99C10488. Liberty is suing Tomahawk and Delmar Janovec for nonpayment of a note for $32,917.00 executed by and between Delmar Janovec and/ or Tomahawk and Liberty on July 31, 1997.

      American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were settled on or about July 6, 2000 pursuant to a settlement agreement which is more fully described below and has been verbally amended to require payments of no less than $20,000 per month with a goal of $40,000 per month.

      Q Capital Corporation and American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc. and Delmar Janovec. These parties have entered into a multiparty settlement agreement. The parties have agreed upon the specific settlement terms outlined in an Original Settlement Agreement and a Supplemental Settlement Agreement. Although all of the terms in both documents have been orally agreed to by all parties, neither document has yet been executed.

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

      In April 2000, a Supplemental Settlement Agreement ("Supplemental Settlement Agreement") was negotiated and orally agreed to by and between Q, AFG, the Company and Janovec. The Company believes this agreement will require it and Janovec to:

      1. Pay Q and AFG Four Hundred Ninety Thousand Dollars ($490,000) on or before April 10, 2000;

      2. Deliver to Q and AFG all of the shares of common stock in Staruni, Inc.; and

      3. Release and forever discharge Q and AFG from any and all claims or causes of action arising out of or related to those which were, or could have been, alleged in the Pending Action,

Under the terms of the agreement, which has been finalized in writing, the Company believes that AFG and Q will:

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year ended December 31, 2000, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock is traded on OTC Bulletin Board under the symbol "ARET." The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999 and the first quarter of 2000. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions:


      Year     Quarter        High        Low
      1998     First          $ 0.031     $ 0.016
               Second         $ 0.050     $ 0.011
               Third          $ 0.030     $ 0.009
               Fourth         $ 0.010     $ 0.009

      Year     Quarter        High        Low
      1999     First          $ 0.019     $ 0.008
               Second         $ 0.530     $ 0.007
               Third          $ 0.070     $ 0.015
               Fourth         $ 0.550     $ 0.014

      Year     Quarter        High        Low
      2000     First          $ 0.770     $ 0.036
               Second         $0.199      $0.042
               Third          $0.063      $0.0324
               Fourth         $0.034      $0.0152

      Year     Quarter        High        Low
      2001     First          $0.021      $0.011

Shareholders

      As of March 29, 2001, there were approximately 806 shareholders of record holding a total of 762,162,093 shares of Common Stock.

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

      As of March 29, 2001, there were 15 shareholders of record holding a total of 131,275 shares of the Company's Series A Preferred Stock. On March 29, 2001, there was 1 shareholder of record holding a total of 177,012 shares of the Company's Series B Preferred Stock.

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

GENERAL

      The Company's operations for 2000 consisted of estimating costs for conceptual projects in the hospitality industry to assist in the securing of financing for the projects. The projects were never realized due to the lack of funding commitments.

      The Company pursued and is still pursuing financing for the NevStar Gaming and Entertainment transaction and to date still has not procured financing. The Company entered into several letters of intent to either acquire or merge the Company into an operating private company with revenues and assets. The Company is still aggressively pursuing these transactions.

      The Company's operations for 2000 consisted of bidding for construction projects and formulating a plan of operation or sale for The Travel Agent's Hotel Guide, Inc. ("TAHG"), which was acquired from GlobaldataTel in exchange for a convertible debenture. A continuing condition to the Company's acquisition of TAHG was TAHG's net value exceeding $3,000,000. Because TAHG's liabilities exceed its assets, TAHG has a negative net value. The Company therefore believes it's payment obligations under the GlobaldataTel debenture are not enforceable, and the Company intends to amicably resolve this situation while vigorously contesting any payment demands made pursuant to the debenture.

TOMAHAWK CONSTRUCTION

      Tomahawk continues to perform cost estimating for conceptual projects in order to assist in securing financing for those specific conceptual projects. Consequently, management is currently planning to explore opportunities to combine Tomahawk with a more profitable company through merger or acquisition. The Company continues to search for a construction company that is interested in being acquired. Such an acquisition would help fulfill the Company's long-term plan of becoming a full service housing resource that provides construction and mortgage services to Native American communities across the United States.

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2000 decreased to $0, from $82,348 in revenues for 1999. Our operating loss increased to $2,296,648 in 2000 as compared to $1,361,597 in 1999 as a result of an increase in legal and professional expense from $220,000 for the year ended December 1999, to $612,497 for 2000. Our operating loss is also attributable to an increase in general and administrative expenses from $411,597 for the 1999 fiscal year to $708,251 for the year ended December 31, 2000.

      Despite the increase in the Company's operating loss for the fiscal year ended December 31, 2000, the Company's net loss decreased to $2,122,835 from $4,467,050 in 1999. This increase in net loss resulted largely from two unusual expenses in 1999, one of $2,760,673 attributable the Company's loss on sale of subsidiaries, and the other due to a loss on publication rights of $1,053,012. Also facilitating the decrease in net loss was the Company's gain on marketable securities of $482,421 during the year ended December 31, 2000, as compared to no such gain in the year ended 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had a net working capital deficit of $2,861,062. The Company plans to decrease this working capital deficit by acquiring income producing assets in exchange for its securities, and by attempting to settle certain of its note payables with equity. As of December 31, 2000, the Company had a total stockholder's deficit of $4,730,274 as compared to a deficit of $5,586,047 as of December 31, 1999. The Company hopes to continue to improve its stockholder equity by acquiring income-producing assets, which are hoped to generate profits.

      The Company and its subsidiaries continue to have very restricted liquidity. The Company has experienced severe financial difficulty as a result of bankruptcy proceedings involving its subsidiary Tomahawk. Although Tomahawk emerged from bankruptcy in August 1995, Tomahawk's ability to obtain construction projects has been severely limited as a result of those proceedings.

      Unless and until the Company successfully acquires revenue producing assets, it will continue to use its equity and the resources of its CEO, Delmar Janovec, to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2000 are attached hereto beginning on page F-1.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        -----------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS
                              -----------------

                              DECEMBER 31, 2000

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                   CONTENTS

                                                                  Page

Independent Auditor's Report................................................ 1

Financial Statements:
   Consolidated Balance Sheet............................................. 4-5
   Consolidated Statements of Operations.................................... 6
   Consolidated Statement of in Stockholders' Equity........................ 7
   Consolidated Statements of Cash Flows.................................. 8-9
   Notes to Consolidated Financial Statements........................... 10-25

                          INDEPENDENT AUDITOR'S REPORT


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company, as of December 31, 1999, were audited by other auditors whose report dated April 5, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 1999 and 2000, in conformity with generally accepted accounting principles.

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



/s/ Clyde Bailey, P.C.
Clyde Bailey, P.C.
San Antonio, Texas
March 28, 2001

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                              December 31, 2000


                                    ASSETS


Current assets:



    Cash and cash equivalents (Note 1)                          $        24,007

    Notes receivable - other (Note 3)                                    30,000



                 Total current assets                                    54,007



Other assets:

    Oil & gas properties                                              1,700,000


    Marketable securities (Note 12)                                     120,288



Total assets                                                    $       1874295



                                 (continued)























  The accompanying notes are an integral part of these financial statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                              December 31, 2000
                                 (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

      Accounts payable:

            Trade                                               $        276,364

            Related party (Note 2)                                        70,413

      Notes payable - related party (Note 2 and 4)                       920,649

      Notes payable (Note 4)                                             745,643

      Accrued payroll taxes                                              251,431

      Accrued salaries                                                    80,000

      Accrued interest:

            Related party (Note 2)                                       293,011

            Other                                                        241,588

      Income Tax Payable                                                  35,960



               Total current liabilities                               2,915,069



Convertible debentures                                                 3,350,000

Commitments and contingencies (Note 10)                                  105,000



               Total liabilities                                       6,370,069




Stockholders' equity (Note 6)

       Preferred stock, $.001 par value; authorized, 10,000,000 shares;

             issued, 329,621 shares outstanding (Note 6)                     330

  Common Stock, $.0001 par value; authorized, 1,000,000,000 shares;

             issued and outstanding, 685,879,093 shares                   68,588

       Additional paid-in capital                                     12,226,105

       Accumulated deficit                                          (16,918,645)

       Accumulated other comprehensive loss                            (106,651)



                 Total stockholders' equity                          (4,730,274)



Total liabilities and stockholders' equity                  $          1,874,295








  The accompanying notes are an integral part of these financial statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                For the Years Ended December 31, 2000 and 1999


                                                  2000              1999
                                            ----------------    -------------



Net service income                          $            -      $        -

Consulting revenue                                       -           82,348
                                           ----------------    -------------





Operating expenses                                   -                -

Salaries                                         180,000           80,000

Consulting                                       795,900          650,000

Legal and professional                           612,497          220,000

General and administrative expenses              708,251          411,597



Operating loss                                 (2,296,648)      (1,361,597)



Other income (expense):

     Gain on settlement of debt (Note 1)               -          938,017

     Gain on marketable securities                 482,421            -

     Loss on sale of subsidiaries (Note 1)             -      (2,760,673)

     Loss on publication rights (Note 1)               -      (1,053,012)

     Interest expense                            (308,608)      (312,133)



                                                   173,813      (3,187,801)



Net loss before income tax                      (2,122,835)      (4,467,050)
                                            ----------------    -------------



Income tax provision (Note 7)                         -                -



Net loss                                   $    (2,122,835       $   (4,467,050)
                                             ----------------    -------------



Earnings per share                         $        (.005)       $       (.009)
                                            ----------------    -------------



Weighted average common shares outstanding      564,620,143        493,417,979
                                             ----------------    -------------













  The accompanying notes are an integral part of these financial statements.

                    AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Stockholders' Equity
                     For the Years Ended December 31, 2000 and 1999


                         $.0001 Par Value                0.001 Par                       Accumulated
                         Common Stock                    Value      Additional           Other
                         Number               Number     Preferred  Paid-In    Treasury  Comprehensive  Accumulated
                         of Shares    Amount  of Shares  Stock      Capital    Stock     Income         Deficit       Total
                                                                                         (Loss)
Balance at December 31,
1998                     382,060,312  38,206  3,089,621   3,090     7,916,968  (76,886)        -        (13,728,795)  (5,827,417)

Issuance of Shares for:
S-8 options exercised    7,000,000     700                           (700)                                                    -
Cash                     54,000,000   5,400                         194,600                                              120,000
Consulting services      65,000,000   6,500                         645,000                                              651,500
Legal services           40,000,000   4,000                         396,000                                              400,000

Write off of subscription
receivable                                                                                                                80,000

Sale of Treasury Stock                                                         76,886                                     76,886

Converted from Preferred
shares to Common shares  2,760,000     276    (2,760,00)   (2,760)    2,484                                                   -

Adjustment to retained
earnings from sale                                                                        3,400,035      3,400,035
of subsidiary

Net loss for the year ended                                                                             (4,467,050)     (4,467,050)

Balance at December 31,
1999                     550,820,312  55,082   329,621      $330    9,154,352    -              -       (14,795,810    $(5,586,047)
Issuance of Shares for:
Subscription receivable  30,000,000   3,000                         1,797,000                                            1,800,000
Consulting services      38,750,000   3,875                          771,125                                               775,000
Legal services           36,307,781   3,631                          506,628                                               510,259
Collateral on loan
(restricted)             30,000,000   3,000                          (3,000)                                                    -

Net loss for the year ended                                                                              (2,122,835)     (2,122,835)
Unrealized loss on securities                                                              (106,651)                       (106,651)
Total Comprehensive income (loss)                                                                                        (2,229,486)

Balance at December 31,
2000                     685,870,093  68,588   329,621     $330      12,226,105  -         (106,651)     (16,918,645)    (4,730,274)



      The accompanying notes are an integral part of these financial statements.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                    For the Years Ended December 31, 2000 and 1999

                                                                                     2000             1999
                                                                                 --------------    -------------

Reconciliation of net loss provided by (used in) operating activities:

Net loss                                                                        $(1,950,133)        $(4,467,050)

Non-cash items:
     Depreciation and amortization                                                       -               33,070
     Non-cash revenue through issuance of stock                                          -              (82,348)
     Non-cash services through issuance of stock                                  1,285,259           1,051,500
     Provision for bad debts                                                             -              172,416
     (Gain)/Loss on forgiveness of debt                                                  -             (938,017)
     Loss on sale of subsidiaries                                                        -            2,760,673
     Loss on publication rights                                                          -            1,053,012

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                                 -              759,404
     Other receivables                                                                   -                   -
     Notes receivables                                                                   -              283,190
     Prepaid insurance and other expenses                                                -                   -

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                                                    -             (377,647)
     Accrued payroll and related                                                     19,750            (455,746)
     Escrowed fees                                                                       -               (4,224)
     Accrued interest                                                               308,608            (136,023)

Net cash provided by (used in) operating activities                             $  (336,516)      $     (67,296)
                                                                                --------------    -------------




      The accompanying notes are an integral part of these financial statements.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                    For the Years Ended December 31, 2000 and 1999



                                                                 2000                    1999
                                                          -----------------       -----------------
Cash flows from financing activities:
     Proceeds from issuance of stock                           $ 654,723            $ 200,000
     Proceeds from issuance of debt                                   -                80,000
     Repayment of debt                                          (294,365)            (248,691)

Net cash provided by (used in) financing activities              360,358               31,309


Cash flows from investing activities:
     Proceeds from sale of marketable securities                    -                   4,750

Net cash provided by (used in) investing activities                 -                   4,750

Increase (decrease) in cash                                      23,842               (35,987)

Cash - beginning of period                                          165                36,152

Cash - end of period                                           $ 24,007             $     165




              SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                      2000              1999
                                                      ----              ----

Purchase of fixed assets through issuance of debt  $        -        $        -

Debt paid through issuance of stock                $        -        $        -

Stock issued for services                          $1,285,259        $1,051,500


Additional cash flow information Cash paid for:
       Interest                                    $        -        $        -
       Income taxes                                $        -        $        -






      The accompanying notes are an integral part of these financial statements.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

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

      The Company entered into a financing agreement in December 1999 with Jay Dello & Associates, Ltd. (Jay Dello) for the purpose of providing financing for merger and acquisitions of targeted companies. The financing agreement was terminated on or about June 18, 2000 due to non-performance.

      On July 19, 2000 the Company acquired all of the outstanding stock in West Texas Real Estate and Resources', Inc. (West Texas) for a convertible note payable in the amount of $1,700,000. West Texas owns the rights to certain leased oil rights that has a value exceeding $10,000,000 which has been reflected in a certified audit report issued to West Texas for the leased oil rights.

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

      Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. in a stock purchase agreement. The Company received all the outstanding shares of The Travel Agents Hotel Guide, Inc. (a wholly owned subsidiary of Gold Coast Resources, Inc.) in exchange for a convertible debenture in the amount of $3,350,000.

                     AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

      Effective July 1, 1998, the Company acquired First Americans Mortgage Corporation (First Americans) in an agreement for the exchange of stock. The two shareholders of First Americans transferred 100% of their shares in exchange for 45,000,000 shares of the Company's stock (see Note 2). First Americans was incorporated on July 31, 1995 in Missouri. On December 31, 1999, the Company sold 100% of the shares of First Americans to an officer of First Americans for $30,000 note receivable. This note is payable to the Company over 5 years at the prime interest rate. These consolidated statements include First Americans activity from July 1, 1998 through December 31, 1999.

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

      It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and to take steps towards achieving profitable operations through the merger with or acquisition of profitable operations.

      Principles of consolidation

      The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., The Travel Agent's Hotel Guide, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

      Cash and cash equivalents

      For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

                     AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

      Escrow funds

      The escrow fund was established solely for the proceeds of securities sold by the Company. Upon termination of the financing agreement with Jay Dello, approximately $400,000 was removed from this account by Jay Dello, JD Guidace, Jerald Delguidice and his associates without the authorization of either Delmar A. Janovec or the Company. The Company filed a complaint with the Federal Bureau of Investigation in February 2001 regarding this matter. As of December 31, 2000, the Company has written-off this amount to Other Expense.

      Oil and gas properties

      The oil and gas properties consist of the rights to certain leased oil rights that has a value exceeding $10,000,000. These assets have been written down to $1,700,000, the value of the note receivable recorded related to this asset.

      Property, Plant and Equipment

      The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximate straight-line. Related depreciation and amortization expense for the years ended December 31, 1999 and 2000, was $33,070 and $0, respectively.

      Property, plant and equipment consisted of the following at December 31, 2000:




    Equipment                           $   599,843

    Furniture, fixtures and library         120,989

    Vehicles                                 53,087

    Less accumulated depreciation         (773,919)



                 Net property, plant and$equipment     -

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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

      Gain on settlement of debt

      On July 9, 1999, the Company entered into a settlement agreement with Industrial State Bank. This agreement reduces the note in the amount of $1,071,214 with related accrued interest of $123,789 be reduced to $200,000. The $200,000 was subsequently paid off with proceeds from the sale of common stock ($120,000) and by an officer of the Company ($80,000). This settlement resulted in $995,093 gain on settlement of debt recorded in the financial statements.

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

      Stock-Based Compensation Plans

      SFAS No. 123, "Accounting for Stock-Based Compensation," allows for either the adoption of a fair value method for accounting for stock-based compensation plans or for the continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

      The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

      Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) available to common shareholders and comprehensive income (loss).

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

      Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

      In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

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

      Income tax

      For the years ended December 31, 2000 and 1999, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

                   AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                 December 31, 2000

1.  Summary of significant accounting policies (continued)

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

2.  Related party transactions

    At December 31, 1999, in addition to the above, there were miscellaneous receivables owed from officers. At December 31, 2000 there were no note receivables from related parties.

At December 31, 2000 and 1999, the Company had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest. At December 31, 1999 the Company also had a note receivable from a former officer and minority shareholder of the Company (Note 3).

The following transactions occurred between the Company and it stockholders and its affiliated companies:

A.  The Company has a note payable to an officer, which totals $920,649 (see
    Note 4).

B. During 1999, the Company issued 5,000,000 shares of common stock to a director for consulting services. This transaction was valued at $.01 per share.

The following is a table summarizing the related party transactions described above:

                                                         For the Years Ended
                                                              December 31,
                                                    ----------------------------
                                                        2000              1999
                                                    ----------      ------------

            Note receivable - current              $    -         $  157,133

            Accrued interest on notes payable      $ 277,952      $  144,003

            Notes payable - current                $ 920,649      $  552,058

            Interest expense on notes payable      $  59,049      $    -

                     AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000

3.    Notes receivable

Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31, starting December
31, 2000 through December 31, 2004.                      30,000
                                                  --------------
Total Notes Receivable - Other                           30,000
                                                  --------------
Less current portion                                    (30,000)
                                                  --------------
Total Notes Receivable                            $          -
                                                  --------------

4.    Notes payable

      The Company had the following notes payable:

      Related Party:

Note payable to an officer, unsecured.  Note bears
interest at 8% and is due on demand.               920,649

      Total notes payable - related parties        920,649

      Less current portion                         920,649

Long-term portion                               $       -

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

4.      Notes payable (continued)

      Others:

Note dated August 31, 1998, payable to American
Factors in the original amount of $430,924, secured by
30,000,000 shares of the Company's common stock The
note bears interest at 9%.                        279,000

Notes  payable to various  subcontractors  and  suppliers
for goods and services provided  in  contracts.  The notes
have no  interest  rate and are paid to the extent a
payment for  providing  services or goods on  specified
contracts  are collected. This debt is under class 7 of
the Plan of Reorganization and is to be paid from cash
flows of Tomahawk.                                464,643

                   Total notes payable            743,643

                   Less current portion          (743,643)

                   Long-term portion          $        -

            Maturities of notes payable at December 31, 2000, are as follows:

                                Year Ended
                               December 31,
                                   2000                    1,564,292
                                   2001                           -
                                   2002                           -
                                   2003                           -
                                Thereafter                        -
                                                         ------------
                                                        $  1,564,292

          * These obligations are due when Tomahawk is profitable and has cash flow.

5.  Stockholder's Equity

Options

The Company agreed to issue options to an employee to purchase 3,000,000 shares of common stock at $.01 per share in exchange for services. These options expire on July 1, 2002. None of these options were exercised during 2000.

In addition, the Company issued options to purchase 30,000,000 shares at $.06 per share. These options were exercised during the third quarter and the proceeds were used to reduce notes payable.

                   AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                 December 31, 2000

5. Stockholders' equity (continued)

The following information is presented with respect to the Company's stock options:

                                                 Number      Weighted  Average
                                               Of Shares       Exercise Price
                                              -----------   --------------------

  Outstanding at December 31, 1997                    -                  -
  Granted                                       15,000,000              0.01
  Exercised                                     8,000,000               0.01
  Cancelled                                           -                  -

  Outstanding at December 31, 1998              7,000,000               0.01
  Granted                                             -                  -
  Exercised                                     7,000,000               0.01
  Cancelled                                           -                  -

  Outstanding at December 31, 1999                    -                  -
  Granted                                       3,000,000               0.01
  Exercised                                           -                  -
  Cancelled                                           -                  -

  Outstanding at December 31, 2000              $ 3,000,000          $  0.01

Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        For the Years Ended December 31,
                                                            2000                   1999
Net income (loss) available to common shareholders:
   As reported                                          $(2,122,835)            $(4,467,050)
   Pro forma                                             (2,152,835)             (4,467,050)

Basic earnings (loss) per share:
   Common share as reported                               (0.003)                  (0.009)
   Common share pro forma                                 (0.003)                  (0.009)

Diluted earnings (loss) per share:
   Common share as reported and pro forma                 (0.003)                  (0.009)


                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

5.    Stockholders' equity (continued)

      Under SFAS 123, the value of each option granted during 2000 and 1999 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5%, dividend yield - 0%, volatility - 19.3% and expected life of the option - 5 years.

      Common stock

      The  Company   increased  its  authorized   shares  from   500,000,000  to
      1,000,000,000 during 1999. During 2000, the Company issued the following shares of common stock:

      1. 38,750,000 shares of common stock (10,000,000 restricted shares) were issued for consulting services valued at $775,000. These shares were valued at $.02 per share.

      2. 36,308,781 shares of common stock (10,000,000 restricted shares) were issued for legal services valued at $510,259. These shares were valued at $.02 per share.

      3. 30,000,000 shares of restricted common stock were issued as collateral on a note payable to American Factors.

      Preferred stock

      The Company has 20,000,000 of preferred stock $.001 par authorized, 10,000,000 shares designated as Series A Convertible Preferred Stock and 10,000,000 shares designated as Series B Convertible Preferred Stock.

      Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At December 31, 2000, the amount of dividends in arrears on the preferred stock was $1,780,432.

      During 1999, there was 2,760,000 shares of preferred stock converted to 2,760,000 shares of common stock.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

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

      On June 30, 1999, the Company sold all its shares to a third party for $550 in the following subsidiaries: KLH Engineering of Colorado Springs, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, KLH Engineering of San Mateo, KLH Engineers and Constructors, Morton Technologies, Inc., LBH Engineering, Inc., Coffee Engineering & Surveying, Inc. and Scanlon & Associates, Inc. The assets and liabilities of these subsidiaries are not included in the consolidated financial statements. The results of operations are included in the consolidated financial statements. The sale of the subsidiaries resulted in a net loss of $718,717 being recorded in the consolidated financial statements.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

9.    Other commitments and contingencies (continued)

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

      In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The total of the liens is approximately $251,000. A payment plan has been established with a director of the Company.

      In February 1996, American Factors Group, L.L.C. (American Factors) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July 1998. An award of $422,066 was issued in favor of American Factors. The Company agreed to a settlement and payment plan which has been reflected in the notes payable section of the financial statements.

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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

9.    Other commitments and contingencies (continued)

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

      In August 1998, the City of Greenwood Village (the "City"), Colorado filed a third party complaint against a subsidiary, KLH Engineering of Lakewood. The City alleges that the Company negligently performed inspection services with respect to a drainage system constructed in the City by the developer, KTC. This was settled with no claim against the Company.

      The Company's subsidiary, KLH Engineers & Constructors, Inc. has defaulted on a promissory note to Thomas Little, a former officer of the subsidiary. The note became due on November 14, 1996. The principal amount owed is $17,500 with 10% interest accruing from the date of the note, October 29, 1990. This obligation is reflected in the accounts payable section of the financial statements.

      In November, 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non-payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. A settlement was reached in July 1999.

      An action was filed against a subsidiary, KLH Engineering of San Mateo, by Lincoln Property Company, N.C. This action alleged that the Company negligently provided construction services. In March of 1999, this action was dismissed.

      The convertible debentures issued in the acquisition of Gold Coast are guaranteed by Lexington Sales Corporation, Ltd (Lexington). The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the Company either merges or is sold to another party and 20,000,000 shares of the Company's stock.

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

10.   Marketable securities

      At December 31, 2000 marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains occurred during the fiscal year ended December 31, 2000. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 2000.


                                                                Gross
                                                 Cost           Unrealized              Market Value
                                                                Gains/(Losses)
Marketable securities available for sale:

4,598,950 shares of restricted common stock,
Kelly's Coffee Group, Inc.                      $   116,698    $          -             $    116,698

239,326 shares of restricted common stock,
Oasis Hotels and Casino International
(formerly Flexweight Corporation)                   110,241        (106,651)                   3,590

Total marketable securities                     $   226,939    $   (106,651)            $    120,288



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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  December 31, 2000

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

ITEM 8.    CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 31, 2000, the Company's auditor, Crouch, Bierwolf and Associates, resigned because a conflict of interest had arisen as a result of Mr. Crouch's representation of the Company in negotiations with unrelated parties. The Company has appointed Clyde Bailey, P.C. as its auditor which represents a change in the Company's auditor.

      Neither of Crouch, Bierwolf and Associates' reports on the financial statements for either of the past two fiscal years contained an adverse opinion or disclaimer of opinion nor were they modified as to uncertainty, audit scope, or accounting principles.

      The Company's board of directors appointed Clyde Bailey, P.C. on March 27, 2001 as the Company's new auditor.

      The Company did not have any disagreements with Crouch, Bierwolf and Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

      Prior to retaining his services, the Company did not consult Crouch, Bierwolf and Associates regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and Crouch, Bierwolf and Associates did not provide any written or oral advice on any accounting, auditing, or financial reporting issue.

      The Company anticipates that Clyde Bailey, P.C. will provide this disclosure, and the Company does expect a letter from Crouch, Bierwolf and Associates regarding whether it agrees with statements made by the issuer and, if not, stating the respects in which he does not agree.

      The Company will obtain a more recent letter stating that the financial statements are fairly presented. However, management remains confident these financial statements fairly present the Company's financial position.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors, Executive Officers and Control Persons

  Name               Age         Position(s) and Office(s)
  ----               ---         -------------------------

  Delmar Janovec     52          President, Chief Executive Officer and Director
  Rod Clawson        46          Director

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

      Rod Clawson has been with the Company since October 1, 1993 and served as Vice President of the Company and President of KLH Engineers & Constructors, Inc., the Company's engineering subsidiary, until June 1, 1998. On August 10, 1995, Mr. Clawson was made a director of the Company. Before his appointment as an officer of the Company, Mr. Clawson served as the Company's Director of Marketing. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. Mr. Clawson is a graduate of Regis University and currently serves as Marketing Director of the Western United States for another large Engineering & Architecture firm..

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person, other than Delmar Janovec, who at any time during the fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year. Janovec filed a form 4 for stock transactions in October 2000 on November 13, 2000, and a form 4 for transactions in November 2000 on December 12, 2000.

ITEM 10.   EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2000, 1999 and 1998. The following table provides summary information for the years 2000, 1999 and 1998 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

                         SUMMARY COMPENSATION TABLES


                 Annual Compensation
- -----------------------------------------------------

     Name and                                                Other Annual
Principal Position  Year    Salary ($)     Bonus ($)       Compensation ($)
- ---------------------------------------- --------------------------------------
  Delmar Janovec,   2000    $100,000 (1)       -0-(2)             -0-
     President
- ---------------------------------------- --------------------------------------
  Delmar Janovec,   1999     $81,000          - 0-               - 0-
     President
- ---------------------------------------- --------------------------------------
  Delmar Janovec,   1998     $81,000          - 0-               - 0-
     President
- ---------------------------------------- --------------------------------------

                                   Long Term Compensation
                        -----------------------------------------

                             Awards                     Payouts
                        -----------------------------------------
                                           Securities
                          Restricted       Underlying   LTIP       All Other
Name and Principal          Stock          Options/     Payouts   Compensation
     Position      Year   Award(s)($)       SARs(#)       ($)         ($)
- -------------------------------------------------------------------------------
 Delmar Janovec,   2000     - 0-            - 0-          - 0-        - 0-
    President
- -------------------------------------------------------------------------------
 Delmar Janovec,   1999     - 0-            - 0-          - 0-        - 0-
    President
- -------------------------------------------------------------------------------
 Delmar Janovec,   1998     - 0-            - 0-          - 0-        - 0-
    President
- -------------------------------------------------------------------------------

(1) Delmar Janovec has accrued, but not been paid, an annual salary since 1996.

(2) On January 31, 2001, the Company's Board of Directors granted Delmar A. Janovec 30,500,000 shares of the Company's common stock as a bonus for his services over several years.

Compensation of Directors

      The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 29, 2001, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 29, 2001, there were 762,162,093 shares of Common Stock issued and outstanding.


  Title of Class       Name and Address of      Amount and Nature    Percent of
                        Beneficial Owner          of Beneficial        Class
                                                    Ownership
     Class B             Tibor L. Nemeth
 Preferred Stock     165 North Aspen Avenue          177012             100%
                     Azusa, California 91702

   Common Stock          Delmar Janovec
($0.0001 par value)        8021 Hallet              67721361            8.8%
                      Lenexa, Kansas 66215

   Common Stock            Rod Clawson
($0.0001 par value)   8815 East Long Street         21000000            2.7%
                      Lenexa, Kansas 66215

   Common Stock      Directors and Executive
($0.0001 par value)    Officers as a Group          41721361            5.4%
                         (2 individuals)

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 31, 1999, Dustan Shepherd, the Company's former president, executed a Share Purchase Agreement with the Company whereby the Company sold all of its shares of common stock in First Americans Mortgage Company ("FAMC") to Shepherd for $30,000 payable pursuant to a promissory note. Pursuant to the Share Purchase Agreement, the Company forgave a June 30, 1999 promissory note owed by FAMC to Tomahawk

      As of December 31, 2000, the Company was indebted to its president, Delmar Janovec, in the amount of $920,649.

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

BONUSES

      On January 31, 2001, the Company's Board of Directors unanimously passed resolutions in accordance with the Company's desires to reward Delmar A. Janovec and Rod Clawson for their services over several years by granting them shares of the Company's common stock as a bonus because neither have ever received a bonus from the Company for services to the Company.

      All of the members of the board of directors of the Company on January 31, 2001, resolved by written consent effective immediately to issue Janovec 30,500,000 shares of the Company's common stock and Clawson 17,000,000 shares of the Company's common stock pursuant to the Company's 2000 Stock Option Plan which was registered on the Company's Form S-8 with the SEC, file number 333-71343. Janovec was granted 30,500,000 shares of the Company's common stock, and Clawson was granted 17,000,000 shares of the Company's common stock via Stock Grants dated January 31, 2001.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page14 of this Form 10-KSB, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2000.

(c) A Form 8-K was filed on January 31, 2001, however, regarding the bonus compensation to Delmar A. Janovec and Rod Clawson for their services in the amount of 30,500,000 and 17,000,000 shares of the Company's Common Stock as a bonus. Neither Janovec nor Clawson had ever received a bonus from the Company for their services to it, despite both having served the Company since at least 1994.


                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of April 2001.

                                          AmeriResource Technologies, Inc.

                                          /s/ Delmar Janovec
                                          ------------------------------------
                                          Delmar Janovec, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                  Date

/s/ Delmar Janovec
_____________________   President, Chief Executive Officer     April 2, 2001
Delmar Janovec          and Director


/s/ Rod Clawson
_____________________   Director                               April 2, 2001
Rod Clawson

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

** Filed herewith.

                                  EXHIBIT 21

                            LIST OF SUBSIDIARIES
                                     OF
                       AMERIRESOURCE TECHNOLOGIES, INC.

1.    Tomahawk Construction, Inc. was incorporated in Missouri.

2.    The Travel Agent's Hotel Guide, Inc. was incorporated in Nevada.

3.    West Texas Reak Estate, Inc. was incorporated in Texas.

                                                                    Exhibit 23





CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      We hereby consent to the use of our report, dated March 27, 2001, in this annual report on Form 10-KSB for the year ended December 31, 2000 for AmeriResource Technologies, Inc.



                             /s/ Clyde Bailey, P.C.

                             Clyde Bailey, P.C.


San Antonio, Texas
March 30, 2001