Form 10QSB
period 2001-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2001-05-15
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                  YES   X                 NO

      On May 11, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 768,154,312.

                              Table of Contents



PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     FINANCIAL STATEMENTS.......................................1

      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                  OPERATION..................................................1

PART II - OTHER INFORMATION..................................................3

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................3

INDEX TO EXHIBITS............................................................4

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-15 and are incorporated herein by this reference.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets


                                    ASSETS


                                                     March 31,     December 31,
                                                       2001            2000
                                                    (unaudited)     (audited)
                                                   -------------   ------------

Current assets:

    Cash and cash equivalents (Note 1)             $      13,447   $     24,007

    Notes receivable - related party (Note 3)              3,115             -

    Notes receivable - other (Note 3)                     34,287         30,000
    Marketable securities                                120,288        120,288
                                                   -------------   ------------



                 Total current assets                    171,137        174,295
                                                   -------------   ------------



Fixed Assets:

    Leasehold Improvements                                 6,230              -

    Accumulated depreciation                                (13)              -
                                                   -------------   ------------



                 Net Fixed Assets                          6,217              -
                                                   -------------   ------------



Other assets:

    Oil & Gas Property                                 1,700,000      1,700,000

    Investment in Prime Enterprises                      233,330              -
                                                   -------------   ------------



                Total other assets                     1,933,330      1,700,000
                                                   -------------   ------------



 Total assets                                      $   2,110,684   $  1,874,295
                                                   =============   ============






                                 (continued)

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (continued)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     March 31,      December 31,
                                                       2001              2000
                                                    (unaudited)        (audited)
                                                   -------------   -------------

Current liabilities:
      Accounts payable:
            Trade                                  $     276,374     $   276,374
            Related party (Note 2)                        70,413          70,413
      Notes payable - related party (Note 2 and 4)     1,054,649         920,649
      Notes payable - current portion (Note 4)           705,643         745,643
      Accrued payroll and related expenses               331,431         331,431
      Accrued interest:
            Related party (Note 2)                       260,001         241,588
            Other                                        593,855         527,521
      Income Tax Payable                                  35,960          35,960
                                                   -------------    ------------

               Total current liabilities               3,328,356       3,149,569

Other Liabilities
      Convertible debentures                           3,350,000       3,350,000
      Commitments and contingencies (Note 10)            105,000         105,000
                                                   -------------   -------------
               Total other liabilities                 3,455,000       3,455,000
                                                   -------------   -------------
               Total liabilities                       6,783,356       6,604,569
                                                   -------------   -------------

Stockholders' deficit (Note 6)
       Preferred stock, $.001 par value; authorized,
        5,000,000 shares; issued and outstanding,
        329,621 shares (Note 6)                              330             330
       Common Stock, $.0001 par value; authorized,
        1,000,000,000 shares; issued and outstanding,
        761,153,093 and 685,870,093 shares                76,116          68,588
       Additional paid-in capital                     12,971,407      12,226,105
       Accumulated deficit                          (17,613,844)    (16,918,645)
       Accumulated other comprehensive loss            (106,651)       (106,651)
                                                   -------------   -------------
                 Total stockholders' deficit         (4,672,642)     (4,730,274)
                                                   -------------   -------------
Total liabilities and stockholders' deficit        $   2,110,684   $   1,874,295
                                                   =============   =============






  The accompanying notes are an integral part of these financial statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations


                                             For the Three Months ended

                                            March 31,             March 31,
                                               2001                 2000
                                           (unaudited)           (unaudited)
                                        ------------------    -----------------




Net service income                      $                -     $             -

Operating expenses                                       -                   -
General and administrative expenses                140,777              96,073
Employee Bonuses                                   475,000                   -
                                        ------------------    -----------------
Operating loss                                   (615,777)             (96,073)
                                        ------------------    -----------------
Other income (expense):
     Loss on sale of subsidiaries                        -                   -
     Gain on extinguishment of debt                      -                   -
     Interest income                                 2,850                   -
     Interest expense                            (82,272)
     Gain on marketable securities                       -           2,227,780
                                        ------------------    -----------------
Total other income (expense)                      (79,422)           2,131,707
                                        ------------------    -----------------
Net income (loss) before income tax              (695,199)           2,131,707

Income tax provision (Note 7)                            -                   -
                                        ------------------    -----------------
Net income (loss)                       $        (695,199)    $      2,131,707
                                        ------------------    -----------------
Earnings per share                      $           (.001)                .003
                                        ------------------    -----------------
Weighted average common shares outstanding     761,153,093          493,417,515
                                        ==================    =================

















  The accompanying notes are an integral part of these financial statements.


              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                                        For the Three Months ended
                                                                        --------------------------

                                                                          March 31,    March 31,
                                                                            2001        2000
                                                                         (unaudited)  (unaudited)
                                                                         ------------ -----------
Reconciliation of net loss provided by (used in)
operating activities:

Net income (loss) after extraordinary loss                                 (695,199)    2,131,707

Non-cash items:
     Depreciation                                                                13            -
     Non-cash services through issuance of stock                            519,500
     (Gain) on sale of marketable securities                                     -     (2,227,780)

Changes in assets affecting operations - (increase) decrease
    Other receivables                                                        (7,402)           -

Changes in liabilities affecting operations - increase (decrease)
    Accrued Interest                                                         84,747            -
                                                                       -------------   ------------
Net cash provided by (used in) operating activities                         (98,341)      (96,073)
                                                                       -------------   ------------
Cash flows from investing activities:
     Proceeds from sale of marketable securities                                 -      2,171,760
     Capital Expenditures                                                    (6,230)           -
                                                                       -------------   ------------
Net cash provided by (used in) investing activities                          (6,230)    2,171,760
                                                                       -------------   ------------
Cash flows from financing activities:
     Proceeds from borrowing                                                134,000            -
     Proceeds from the sale of common stock                                      -             -
     Repayment of debt                                                      (40,000)           -
                                                                       -------------    -----------
Net cash provided by (used in) financing activities                          94,000            -
                                                                       -------------    -----------

Increase (decrease) in cash                                                 (10,490)     2,175,687

Cash - beginning of period                                                   24,007            165
                                                                       -------------    -----------
Cash - end of period                                                         13,517      2,175,852
                                                                       =============    ===========







The accompanying notes are an integral part of these financial statements.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


NOTE  1- BASIS OF PRESENTATION

      General
      The unaudited interim consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000.

      The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

      Nature of Business
      AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


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

      Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. in a stock purchase agreement. The Company received all the outstanding shares of The Travel Agents Hotel Guide, Inc. (a wholly owned subsidiary of Gold Coast Resources, Inc.) in exchange for a convertible debenture in the amount of $3,350,000. A continuing condition to the Company's acquisition of TAHG was TAHG's net value exceeding $3,000,000. Because TAHG's liabilities exceed its assets, TAHG has a negative net value. The Company therefore believes its payment obligations under the debenture are not enforceable, and the Company intends to amicably resolve this situation while vigorously contesting any payment demands made pursuant to the debenture.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


      Principles of consolidation

      The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Gold Coast Resources, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

1.    Summary of significant accounting policies

      Cash and cash equivalents

      For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

      Escrow funds

      The escrow fund was established solely for the proceeds of securities sold by the Company. Upon termination of the financing agreement with Jay Dello, approximately $400,000 was removed from this account by Jay Dello, JD Guidace, Jerald Delguidice and his associates without the authorization of either Delmar A. Janovec or the Company. The Company wrote off the $400,000 in 2000 and filed a complaint with the Federal Bureau of Investigation in February 2001 regarding this matter.

      Oil and gas properties

      The oil and gas properties consist of the rights to certain leased oil rights that has a value exceeding $10,000,000. These assets have been written down to $1,700,000, the value of the note receivable recorded related to this asset.

      Property, Plant and Equipment

      The Company's fixed assets are presented at cost. The Company uses the straight line method for depreciation.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

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

      Construction contracts are reported for tax purposes and for financial statement purposes on the percentage-of-completion method. Accelerated depreciation is used for tax reporting, and straight- line depreciation is used for financial statement reporting.

      Loss per common share

      Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

2.  Related party transactions

At March 31, 2001, the Company had notes payable balances and related accrued interest to an officer (Note 4).

At March 31, 2001, the Company had notes receivable from Prime Enterprises 2001 (Prime) (Note 4). The Company has a minority interest in Prime.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


3.  Notes receivable

    The Company had the following notes receivable:

    Note receivable from First Americans Mortgage Corporation, bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000
    through December 31, 2004.                                      $   24,000

    Note receivable from Nevada Star, bearing interest at the prime
    rate, principal and interest payments due                            7,172
                                                                    ----------
    Total Notes Receivable                                              31,172
                                                                    ==========

    Notes receivable - Related Party

    Note receivable from Prime Enterprises, bearing interest at the prime
    rate, principal and interest payments due on demand.                 3,115
                                                                    ----------
    Total Notes Receivable - Related Party                          $    3,115
                                                                    ==========


4.  Notes payable

    The Company had the following notes payable:

Related Party:

    Note payable to an officer, unsecured.  Note bears
      interest at 8% and are due on demand.                          1,054,649
                                                                    ----------
    Total notes payable - related parties                            1,054,649

    Less current portion                                            (1,054,649)
                                                                    -----------
    Long-term portion                                               $       -
                                                                    ===========

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


4.    Notes payable (continued)

      Others:

         Note dated August 31, 1998, payable to American Factors,
         secured by 30,000,000 shares of the Company's common stock.
         The note bears interest at 9% and has monthly payments of
         $40,000.                                                      239,000

         Notes payable to various subcontractors and suppliers for
         goods and services provided in contracts. The notes have
         no interest rate and are paid to the extent a payment for
         providing services or goods on specified contracts are
         collected. This debt is under class 7 of the Plan of
         Reorganization and is to be paid from cash flows of
         Tomahawk.                                                     464,643
                                                                     ----------
              Total notes payable                                      703,643

              Less current portion                                    (703,643)
                                                                     ----------
              Long-term portion                                      $      -
                                                                     ==========

     Maturities of notes payable at March 31, 2001, are as follows:

               2000              $   1,758,292
               2001                         -
               2002                         -
               2003                         -
               Thereafter                   -
                                 --------------
                                 $   1,758,292

5.  Stockholders' equity

     Common stock

     The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. During the first quarter of 2001, the Company issued the following shares of common stock:

     1. 4,450,000 shares of common stock were issued for consulting services valued at $44,500. These shares were valued at $.01 per share.

     2. 47,500,000 shares of common stock were issued for bonuses valued at $475,000. These shares were valued at $.01 per share.

     3. 23,333,000 shares of restricted common stock to pledge as collateral a note payable on behalf of Prime Enterprises. Pursuant to the loan agreement, the stock will be returned to the Company when the loan is repaid in full.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


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

            Stock Options

            During the first quarter of 2001, 1,000,000 shares of common stock were issued due to the exercise of options.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


7.       Other commitments and contingencies (continued)

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

            In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve this matter. The total of the liens is approximately $255,000. A payment plan has been established with a director of the Company.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


7.    Other commitments and contingencies (continued)

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

            In November, 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it is owed for non- payment of a line of credit in the amount of $1,071,000 which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties are currently discussing a settlement. This obligation is reflected in the notes payable section of the financial statements.

            The convertible debentures issued in the acquisition of Gold Coast are guaranteed by Lexington Sales Corporation, Ltd (Lexington). The consideration given to Lexington in this transaction consists of Lexington receiving 10% of the gross proceeds (if and) when the Company either merges or is sold to another party and 20,000,000 shares of the Company's stock.

     8.    Marketable securities

            At December 31, 2000 marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains occurred during the fiscal year ended December 31, 2000. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of March 31, 2001.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001



                                                      March 31, 2001
                                                      ---------------

      Marketable securities available for sale:

5,549,950 shares of restricted common stock,
Kelly's Coffee Group, Inc.                            $     110,241

239,326 shares of restricted common stock,
Oasis Hotels and Casino International (formerly
Flexweight Corporation)                                       3,590
                                                      --------------
Total marketable securities                           $     120,288
                                                      ==============


      9.  Going concern uncertainty

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

    10.  Bankruptcy proceedings of subsidiary

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

Forward-looking information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

GENERAL

      The Company's operations for the first quarter of 2001 and throughout 2000 consisted of estimating costs and attempting to secure financing for conceptual projects in the hospitality industry. The projects have not been realized due to the lack of funding commitments.

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

      As a result of its efforts to generate income, the Company has acquired three significant assets. The first asset is an oil and gas property which was acquired on July 13, 2000 and consists of certain leased oil rights with an estimated value exceeding $10,000,000, which have been written down to $1,700,000, which is the value of the note receivable recorded related to this asset. The second asset, which as of March 31, 2001 is valued at $233,330, is a minority interest in Prime Enterprises, a company which specializes in the restaurant industry. This minority interest was acquired during the first quarter of 2001,when the Company pledged 23,333,000 shares of restricted common stock as collateral for a note payable on behalf of Prime Enterprises. These shares will be returned upon payment of the note. The third asset is marketable securities which are valued at $120,288 as of March 31, 2001.

Results of Operations

      The Company had no revenue or income for the quarter ended March 31, 2001 and no revenue for the first quarter in 2000. Our operating loss increased to $615,777 as of March 31, 2001 as compared to $96,073 at the end of the first quarter in 2000. The increase in the Company's operating loss is attributable to employee bonuses in the amount of $475,000 and general and administrative expenses which increased from $96,073 at the end of the first quarter in 2000 to $140,777 as of March 31, 2001.

      The Company's total assets as of March 31, 2001 increased to $2,110,684 as compared to $1,874,295 on December 31, 2000, while the current assets as of March 31, 2001, decreased to $171,137 compared to $2,205,852 on March 31, 2000.
This decrease in current assets is due to a partial liquidation of the Company's primary asset at that time, common stock in Kelly's Coffee Group, Inc, which has also experienced a decrease in market value per share.

      As of March 31, 2001, the Company had a total stockholder's deficit of $4,672,642 as compared to a deficit of $4,730,274 as of December 31, 2000. The Company hopes to continue to improve its stockholder equity by acquiring income-producing assets, which are hoped to generate profits.

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

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on January 31, 2001, regarding the bonus compensation to Delmar A. Janovec and Rod Clawson for their services in the amount of 30,500,000 and 17,000,000 shares of the Company's Common Stock as a bonus. Neither Janovec nor Clawson had ever received a bonus from the Company for their services to it, despite both having served the Company since at least 1994.

      The following exhibits are attached hereto.

3.1      *        Articles  of  Incorporation

3.2      *        Bylaws

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

Dated: May 15, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT  PAGE
NO.      NO.      DESCRIPTION

3.1      *        Articles  of  Incorporation

3.2      *        Bylaws.