Form 10KSB/A
period 2000-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2001-06-15
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                               Amendment No. 1

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

                              TABLE OF CONTENTS


PART I.......................................................................1
      Item 1. Description of Business........................................1
      Item 2. Description of Property........................................3
      Item 3. Legal Proceedings..............................................3
      Item 4. Submission of Matters to a Vote of Security Holders............6

PART II......................................................................7
      Item 5. Market for Common Equity and Related Stockholder Matters.......7
      Item 6. Management's  Discussion  and Analysis or Plan of Operation....8
      Item 7. Financial Statements...........................................9
      Item 8. Changes in and  Disagreements  with  Accountants on Accounting and Financial Disclosure......................................10

PART III....................................................................10
      Item 9. Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............10
      Item 10.Executive Compensation........................................11
      Item 11.Security Ownership of Certain Beneficial Owners and Management12
      Item 12.Certain Relationships and Related Transactions................12
      Item 13.Exhibits and Reports on Form 8-k..............................13

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

In connection with the Company's operational restructuring, it executed a Share Purchase Agreement on December 31, 1999, with Dustan Shepherd, the Company's former President, whereby the Company sold its wholly owned subsidiary, First Americans Mortgage Company ("FAMC"), to Shepherd for $30,000 payable pursuant to a promissory note. In connection with this subsidiary sale, FAMC surrendered to the Company 7,000,000 shares of common stock Kelly's Coffee which had been received by FAMC for services FAMC and the Company had rendered. Pursuant to this Share Purchase Agreement, the Company forgave FAMC's debt to Tomahawk, which was secured by a June 30, 1999 promissory note. The Company received the first installment on or about January 16, 2001 from Dustan Shepherd.

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

On August 23, 1999, the Company sold 50% of TAHG to Staruni Corporation ("SRUN") for 400,000 shares of SRUN's common stock. Although SRUN has guaranteed the value these shares at $1,750,000 for one year, the price guarantee will lapse if the SRUN stock reaches a $4.00 price and remains above that price for 10 consecutive business days. The SRUN stock has been valued at $86,000. The Company discounted the value of the SRUN common stock based upon the financial statements of SRUN and its current market price. The result of this transaction was a loss of $483,506 to the Company. The Company hopes that SRUN's experience as an Internet company will aid in placing the Guide on the world wide web.

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

Subsequent to the December 23, 1999 agreement, litigation between the Company and Magnolia Commericial in Alabama regarding contractual obligations. On February 27, 2001, mediation was held to resolve the issues. The essence of the mediation was to resolve litigation and address the purchase of 11 facilities owned by Magnolia. As of March 29, 2001, no outcome had been reached on this mediation. Accordingly, no assurances can be given that any business transaction between the Company and Magnolia will ever be consummated. The Company denies all of the allegations of such lawsuit and is vigorously defending itself against such claims.

PHOENIX PARTNERS, LP

The Company entered into a Letter of Intent dated August 30, 2000 and a Joint Venture Agreement dated August 31, 2000 with Phoenix Leisure Holdings, LLC ("PLH"), a Delaware limited liability company majority owned by Phoenix Partners, LP ("Phoenix"). Pursuant to these agreements, Phoenix and PLH have agreed to allow the Company to participate in acquisitions PLH may make which satisfy certain financial parameters. For an acquisition to qualify within these parameters the acquisition target must have a fair market value of seventy-five million dollars ($75,000,000). The amount of participation to which the Company is entitled shall not be less than 2.5% and not more than 25% of the post-acquisition entity. The actual agreement of participation shall be mutually determined by Phoenix and the Company.

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

As a result of the acquisition of WTRER, the Company acquired an oil, gas and mineral lease on approximately 800 acres in Pecos County, Texas. The lease is described by appraisers as "proved undeveloped petroleum reserves that are recoverable from additional wells yet to be drilled." Production from these reserves will require the drilling of additional wells, the deepening of existing wells or the installation of enhanced recovery facilities. The Company intends to utilize all acquired assets described herein in the manner they were previously used and intends to continue the operations of all businesses acquired in the same manner as prior to its acquisition.

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

Internal Revenue Service Issue. The IRS and the Company have been trying to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and were not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS. Clawson was able to reach a resolution with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety.

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

CFR filed a Demand for Arbitration with the American Arbitration Association on March 24, 2000, whereby CFR demanded "compensation for services rendered pursuant to Consulting Agreement dated August 26, 1998." The arbitration hearing was heard on or about July 11, 2000, and a settlement was thereafter agreed upon, whereby the Company issued 32,000,000 shares of common stock in exchange for legal services of $445,000 allegedly owed by the Company. The matter and alleged debt have now been settled in full.

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

On February 15, 2000, a Settlement and Release Agreement ("Original Settlement Agreement") was negotiated and orally agreed to by and between Q Capital Corporation ("Q"), American Factors Group ("AFG"), AmeriResource Technologies, Inc. ("ARET") and Delmar Janovec ("Janovec"). The Original Settlement Agreement provided for the payment by ARET and Janovec of certain obligations and judgments entered in favor of Q and AFG against ARET, Janovec, and the defendants in the above referenced action, American Factors Group, L.L.C.V. AmeriResource Technologies, Inc. et al, Case Number 3:97cv01094(GEB) ("Pending Action").

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

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock is traded on OTC Bulletin Board under the symbol "ARET." The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999 and the first quarter of 2000. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions:

      Year        Quarter           High        Low
      -----       -------           ----        ---
      1998        First          $ 0.031     $ 0.016
                  Second         $ 0.050     $ 0.011
                  Third          $ 0.030     $ 0.009
                  Fourth         $ 0.010     $ 0.009

      Year        Quarter          High        Low
      ----        -------          ----        ---
      1999        First          $ 0.019     $ 0.008
                  Second         $ 0.530     $ 0.007
                  Third          $ 0.070     $ 0.015
                  Fourth         $ 0.550     $ 0.014

      Year        Quarter          High        Low
      -----       -------          ----        ---
      2000        First          $0.770       $0.036
                  Second         $0.199       $0.042
                  Third          $0.063      $0.0324
                  Fourth         $0.034      $0.0152

      Year        Quarter           High        Low
      -----       -------           ----        ---
      2001        First          $0.021       $0.011

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

Despite the increase in the Company's operating loss for the fiscal year ended December 31, 2000, the Company's net loss decreased to $2,122,835 from $4,467,050 in 1999. This decrease in net loss resulted largely from two unusual expenses in 1999, one of $2,760,673 attributable the Company's loss on sale of subsidiaries, and the other due to a loss on publication rights of $1,053,012. Also facilitating the decrease in net loss was the Company's gain on marketable securities of $482,421 during the year ended December 31, 2000, as compared to no such gain in the year ended 1999.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        -----------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS
                              -----------------

                              DECEMBER 31, 2000

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                   CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F-3

Financial Statements:
   Consolidated Balance Sheet............................................F-4-5
   Consolidated Statements of Operations...................................F-6
   Consolidated Statement of Cash Flows..................................F-7-8
   Consolidated Statements in Stockholders' Equity.........................F-9
   Notes to Consolidated Financial Statements..........................F-10-22

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



/s/ Clyde Bailey, P.C.
Clyde Bailey, P.C.
San Antonio, Texas
March 28, 2001

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                              December 31, 2000


                                    ASSETS


Current assets:

    Cash and cash equivalents (Note 1)                             $     24,007
    Notes receivable - other (Note 3)                                    30,000
                                                                   ------------
                 Total current assets                                    54,007
                                                                   ------------
Other assets:
    Oil & gas properties                                              1,700,000
    Marketable securities (Note 12)                                     120,288
                                                                   ------------
Total assets                                                       $  1,874,295
                                                                   ============



                                 (continued)

























  The accompanying notes are an integral part of these financial statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                              December 31, 2000
                                 (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Accounts payable:
            Trade                                                  $     276,364
            Related party (Note 2)                                        70,413
      Notes payable - related party (Note 2 and 4)                       920,649
      Notes payable (Note 4)                                             745,643
      Accrued payroll taxes                                              251,431
      Accrued salaries                                                    80,000
      Accrued interest:
            Related party (Note 2)                                       241,588
            Other                                                        527,521
      Income Tax Payable                                                  35,960
                                                                   -------------
               Total current liabilities                               3,149,569

Convertible debentures                                                 3,350,000
Commitments and contingencies (Note 10)                                  105,000
                                                                   -------------
               Total liabilities                                       6,604,569
                                                                   -------------

Stockholders' equity (Note 6)
       Preferred stock, $.001 par value; authorized, 10,000,000 shares;
             issued, 329,621 shares outstanding (Note 6)                     330
  Common Stock, $.0001 par value; authorized, 1,000,000,000 shares;
             issued and outstanding, 685,879,093 shares                   68,588
       Additional paid-in capital                                     12,226,105
       Accumulated deficit                                          (16,918,645)
       Accumulated other comprehensive loss                            (106,651)
                                                                   -------------
                 Total stockholders' equity                          (4,730,274)
                                                                   -------------
Total liabilities and stockholders' equity                         $   1,874,295
                                                                   =============









  The accompanying notes are an integral part of these financial statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                For the Years Ended December 31, 2000 and 1999


                                                        2000             1999
                                                    -------------   ------------

Net service income                                  $         -     $        -
Consulting revenue                                            -          82,348
                                                    -------------   ------------
Operating expenses                                            -              -
Salaries                                                 180,000         80,000
Consulting                                               795,900        650,000
Legal and professional                                   612,497        220,000
General and administrative expenses                      708,251        411,597
                                                    -------------   ------------
Operating loss                                        (2,296,648)    (1,361,597)
                                                    -------------   ------------
Other income (expense):
     Gain on settlement of debt (Note 1)                      -         938,017
     Gain on marketable securities                       482,421             -
     Loss on sale of subsidiaries (Note 1)                    -      (2,760,673)
     Loss on publication rights (Note 1)                      -      (1,053,012)
     Interest expense                                   (308,608       (312,133)
                                                    -------------   ------------
                                                         173,813     (3,187,801)
                                                    -------------   ------------
Net loss before income tax                            (2,122,835)    (4,467,050)

Income tax provision (Note 7)                                 -              -
                                                    -------------   ------------
Net loss                                            $ (2,122,835)   $(4,467,050)
                                                    =============   ============
Earnings per share                                  $     (.0035)   $     (.009)
                                                    =============   ============
Weighted average common shares outstanding           564,620,143     493,417,979
                                                    =============   ============













  The accompanying notes are an integral part of these financial statements.

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 2000 and 1999



                                                                             2000            1999
                                                                        --------------  -------------
Reconciliation of net loss provided by (used in) operating activities:

Net loss                                                                $  (1,950,133)  $ (4,467,050)

Non-cash items:
     Depreciation and amortization                                                 -          33,070
     Non-cash revenue through issuance of stock                                    -         (82,348)
     Non-cash services through issuance of stock                            1,285,259      1,051,500
     Provision for bad debts                                                       -         172,416
     (Gain)/Loss on forgiveness of debt                                            -        (938,017)
     Loss on sale of subsidiaries                                                  -       2,760,673
     Loss on publication rights                                                    -       1,053,012

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                                           -         759,404
     Other receivables                                                             -              -
     Notes receivables                                                             -         283,190
     Prepaid insurance and other expenses                                          -              -

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                                              -        (377,647)
     Accrued payroll and related                                               19,750       (455,746)
     Escrowed fees                                                                 -          (4,224)
     Accrued interest                                                         308,608       (136,023)
                                                                        --------------  -------------
Net cash provided by (used in) operating activities                     $    (336,516)  $    (67,296)
                                                                        --------------  -------------













     The accompanying notes are an integral part of these financial statements.

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 2000 and 1999


                                                        2000            1999
                                                    -------------   ------------
Cash flows from financing activities:
     Proceeds from issuance of stock                $    654,723    $   200,000
     Proceeds from issuance of debt                           -          80,000
     Repayment of debt                                  (294,365)      (248,691)
                                                    -------------   ------------
Net cash provided by (used in) financing activities      360,358         31,309


Cash flows from investing activities:
     Proceeds from sale of marketable securities              -           4,750

Net cash provided by (used in) investing activities           -           4,750
                                                    -------------   ------------
Increase (decrease) in cash                               23,842        (35,987)

Cash - beginning of period                                   165         36,152

Cash - end of period                                $     24,007    $       165
                                                    =============   ============



              SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

                                                      2000              1999
                                                      ----              ----

Purchase of fixed assets through issuance of debt   $       -        $       -
                                                    ===========      ===========
Debt paid through issuance of stock                 $       -        $       -
                                                    ===========      ===========
Stock issued for services                           $ 1,285,259      $ 1,051,500
                                                    ===========      ===========

Additional cash flow information
   Cash paid for:
       Interest                                     $       -        $       -
                                                    ===========      ===========
       Income taxes                                 $       -        $       -
                                                    ===========      ===========






      The accompanying notes are an integral part of these financial statements.



                    AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Stockholders' Equity
                     For the Years Ended December 31, 2000 and 1999

                                                                                                 Accumulated
                              $.0001 Par Value                  $.001 Par                        Other
                              Common Stock                      Value       Additional           Comprehensive
                              Number                Number      Preferred   Paid-In    Treasury  Income        Accumulated
                              of Shares     Amount  of Shares   Stock       Capital    Stock     (Loss)        Deficit        Total
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1998  382,060,312  $38,206  3,089,621  $ 3,090     $7,916,968  (76,886)       -    $(13,728,795) (5,827,417)
                              ------------------------------------------------------------------------------------------------------
Issuance of Shares for:
S-8 options exercised           7,000,000      700                               (700)                                          -
Cash                           54,000,000    5,400                            194,600                                       120,000
Consulting services            65,000,000    6,500                            645,000                                       651,500
Legal services                 40,000,000    4,000                            396,000                                       400,000

Write off of subscription receivable                                                                                         80,000

Sale of Treasury Stock                                                                 76,886                                76,886

Converted from Preferred
shares to Common shares         2,760,000      276 (2,760,000)  (2,760)         2,484                                           -

Adjustment to retained earnings from sale                                                                    3,400,035   3,400,035
of subsidiary

Net loss for the year ended                                                                                 (4,467,050)  (4,467,050)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1999  550,820,312  $55,082    329,621  $   330    $ 9,154,352     -          -    $(14,795,810) $(5,586,047)
                              ------------------------------------------------------------------------------------------------------
Issuance of Shares for:
Subscription receivable        30,000,000    3,000                          1,797,000                                     1,800,000
Consulting services            38,750,000    3,875                            771,125                                       775,000
Legal services                 36,307,781    3,631                            506,628                                       510,259
Collateral on loan (restricted) 30,000,000   3,000                             (3,000)                                          -

Net loss for the year ended                                                                                (2,122,835)   (2,122,835)
Unrealized loss on securities                                                                   (106,651)                  (106,651)
Total Comprehensive income (loss)                                                                                        (2,229,486)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31,2000   685,870,093  $68,588    329,621  $   330    $12,226,105     -     (106,651) $(16,918,645) $(4,730,274)
                              ======================================================================================================



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

Property, plant and equipment consisted of the following at December 31, 2000:

    Equipment                                $   599,843
    Furniture, fixtures and library              120,989
    Vehicles                                      53,087
    Less accumulated depreciation               (773,919)
                                             -------------
          Net property, plant andequipment            -
                                             -------------

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

      In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the fourth quarter of fiscal years beginning after December 15, 1999. Since the Company did not have any revenues in the year ended December 31, 2000, they do not expect adoption of SAB 101 to have an effect on its financial statements.

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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                 December 31, 2000

2.  Related party transactions (continued)

    The following transactions occurred between the Company and its stockholders and its affiliated companies:

    A.  The Company has a note payable to an officer which totals $920,649 (see
        Note 4).

    B. During 1999, the Company issued 5,000,000 shares of common stock to a director for consulting services. This transaction was valued at $.01 per share.

   The following is a table summarizing the related party transactions described above:

                                                     For the Years Ended
                                                         December 31,
                                              --------------------------------
                                                     2000              1999
                                              ------------      ------------

        Note receivable - current             $       -         $  157,133
                                              ===========       ===========
        Accrued interest on notes payable     $  241,588        $  144,003
                                              ===========       ===========
        Notes payable - current               $  920,649        $  552,058
                                              ===========       ===========
        Interest expense on notes payable     $   59,049        $       -
                                              ===========       ===========

3.    Notes receivable

           Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through December 31, 2004.
                                                                  30,000
                                                              -------------
           Total Notes Receivable - Other                         30,000

           Less current portion                                  (30,000)
                                                              -------------
           Total Notes Receivable                             $       -
                                                              =============

4.    Notes payable

      The Company had the following notes payable:

      Related Party:

           Note payable to an officer, unsecured.  Note bears interest
           at 8% and is due on demand.                          920,649
                                                             ------------
                Total notes payable - related parties           920,649

                Less current portion                            920,649
                                                             ------------
                Long-term portion                            $       -
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
                                                                464,643
                                                             -------------
                   Total notes payable                          743,643

                   Less current portion                        (743,643)
                                                             -------------
                   Long-term portion                         $       -
                                                             =============

         Maturities of notes payable at December 31, 2000, are as follows:

                                Year Ended
                               December 31,
                                   2000               1,564,292
                                   2001                      -
                                   2002                      -
                                   2003                      -
                             Thereafter                      -
                                                    -------------
                                                    $ 1,564,292
                                                    =============

      * These obligations are due when Tomahawk is profitable and has cash flow.

5.  Stockholders' equity

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

                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                December 31, 2000

5. Stockholders' equity (continued)

The following information is presented with respect to the Company's stock options:

                                            Number        Weighted  Average
                                            Of Shares       Exercise Price
                                            ----------   ----------------------
Outstanding at December 31, 1997........           -                   -
Granted.................................    15,000,000               0.01
Exercised...............................     8,000,000               0.01
Cancelled...............................           -                   -
                                            ----------   ----------------------
Outstanding at December 31, 1998........     7,000,000               0.01
Granted.................................           -                   -
Exercised...............................     7,000,000               0.01
Cancelled...............................           -                   -
                                            ----------   ----------------------
Outstanding at December 31, 1999........           -                   -
Granted.................................     3,000,000               0.01
Exercised...............................           -                   -
Cancelled...............................           -                   -
                                            ----------   ----------------------
Outstanding at December 31, 2000........    $3,000,000            $  0.01
                                            ==========   ======================

Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                     2000              1999
                                                     ----              ----
Net income (loss) available to common shareholders:
   As reported..................................  $(2,122,835)      $(4,467,050)
   Pro forma....................................   (2,152,835)       (4,467,050)

Basic earnings (loss) per share:
   Common share as reported.....................       (0.003)           (0.009)
   Common share pro forma.......................       (0.003)           (0.009)

Diluted earnings (loss) per share:
   Common share as reported and pro forma.......       (0.003)           (0.009)

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

      In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The total of the liens is approximately $251,000. The Company also faces potential action by the State of Colorado. A payment plan has been established with a director of the Company.

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

                                                        Gross
                                         Cost         Unrealized    Market Value
                                                   Gains/ (Losses)
                                      -----------  ---------------  ------------



Marketable securities available for sale:

4,598,950 shares of restricted common
stock, Kelly's Coffee Group, Inc.     $   116,698    $         -    $   116,698

239,326 shares of restricted common stock,
Oasis Hotels and Casino International
(formerly Flexweight Corporation)         110,241        (106,651)        3,590
                                      -----------  ---------------  ------------
Total marketable securities           $   226,939    $   (106,651)  $   120,288
                                      -----------  ---------------  ------------


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

Prior to retaining their services, the Company did not consult Crouch, Bierwolf and Associates regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and Crouch, Bierwolf and Associates did not provide any written or oral advice on any accounting, auditing, or financial reporting issue.

The Company anticipates that Clyde Bailey, P.C. will provide this disclosure, and the Company does expect a letter from Crouch, Bierwolf and Associates regarding whether it agrees with statements made by the issuer and, if not, stating the respects in which it does not agree.

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

Rod Clawson has been with the Company since October 1, 1993 and served as Vice President of the Company and President of KLH Engineers & Constructors, Inc., the Company's engineering subsidiary, until June 1, 1998. On August 10, 1995, Mr. Clawson was made a director of the Company. Before his appointment as a director of the Company, Mr. Clawson served as the Company's Director of Marketing. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. Mr. Clawson is a graduate of Regis University and currently serves as Marketing Director of the Western United States for another large Engineering & Architecture firm..

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

                           SUMMARY COMPENSATION TABLES

                                            Annual Compensation
                           ----------------------------------------------------
     Name and                                                Other Annual
Principal Position  Year    Salary ($)     Bonus ($)       Compensation ($)
-------------------------------------------------------------------------------
  Delmar Janovec,   2000   $100,000 (1)      -0-(2)              -0-
     President
-------------------------------------------------------------------------------
  Delmar Janovec,   1999     $81,000         -0-                 -0-
     President
-------------------------------------------------------------------------------
  Delmar Janovec,   1998     $81,000         -0-                 -0-
     President
-------------------------------------------------------------------------------

         Long Term Compensation
-----------------------------------------
             Awards              Payouts
-----------------------------------------
                         Restricted  Securities Underlying  LTIP     All Other
Name and Principal          Stock          Options/        Payouts  Compensation
     Position      Year  Award(s)($)       SARs(#)           ($)        ($)
-------------------------------------------------------------------------------
 Delmar Janovec,   2000      -0-             -0-             -0-        -0-
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   1999      -0-             -0-             -0-        -0-
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   1998      -0-             -0-             -0-        -0-
    President
-------------------------------------------------------------------------------

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


  Title of Class       Name and Address of      Amount and Nature    Percent of
                        Beneficial Owner          of Beneficial        Class
                                                    Ownership
     Class B             Tibor L. Nemeth
 Preferred Stock     165 North Aspen Avenue          177,012            100%
                     Azusa, California 91702
   Common Stock          Delmar Janovec
($0.0001 par value)        8021 Hallet              67,721,361          8.8%
                      Lenexa, Kansas 66215
   Common Stock            Rod Clawson
($0.0001 par value)   8815 East Long Street         21,000,000          2.7%
                      Lenexa, Kansas 66215
   Common Stock      Directors and Executive
($0.0001 par value)    Officers as a Group          41,721,361          5.4%
                         (2 individuals)

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1999, Dustan Shepherd, the Company's former president, executed a Share Purchase Agreement with the Company whereby the Company sold all of its shares of common stock in First Americans Mortgage Company ("FAMC") to Shepherd for $30,000 payable pursuant to a promissory note. Pursuant to the Share Purchase Agreement, the Company forgave a June 30, 1999 promissory note owed by FAMC to Tomahawk.

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

(c) A Form 8-K was filed on January 31, 2001, however, regarding the bonus compensation to Delmar A. Janovec and Rod Clawson for their services in the amount of 30,500,000 and 17,000,000 shares of the Company's Common Stock.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ____ day of June 2001.

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

Signature               Title                                Date


/s/ Delmar Janovec
_____________________   President, Chief Executive Officer   June ____, 2001
Delmar Janovec          and Director



/s/ Rod Clawson
_____________________   Director                             June 1, 2001
Rod Clawson

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

3.    West Texas Real Estate & Resources, Inc. was incorporated in Texas.

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