Form 10QSB
period 2001-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2001-08-13
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                  YES   X                 NO

      On August 7, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 841,353,312.

                              Table of Contents



PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     FINANCIAL STATEMENTS.......................................1

      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                  OPERATION..................................................2

PART II - OTHER INFORMATION..................................................5

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................5

INDEX TO EXHIBITS............................................................5

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the three (3) and six
(6) months ended June 30, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                  A S S E T S

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
                                                    (Unaudited)     (Audited)
                                                   -------------   ------------

Current Assets:
      Cash and Cash Equivalents (Note 1)            $    22,927     $    24,007
      Notes receivable - other (Note 3)                  51,506          30,000
                                                   -------------   ------------
          Total Current Assets                           74,433          54,007

Fixed Assets:
      Leasehold Improvements                              6,230              -
      Accumulated Depreciation                              (26)             -
                                                   -------------   ------------
          Net Fixed Assets                                6,204              -

Other Assets:
      Oil & Gas Property                              1,700,000       1,700,000
      Investment in Prime Enterprises                   233,330              -
      Marketable securities                              59,112         120,288
                                                   -------------   ------------
          Total Other Assets                          1,992,442       1,820,288
                                                   -------------   ------------
          Total Assets                              $ 2,073,079     $ 1,874,295
                                                   =============   ============
















The accompanying notes are integral part of Consolidated Financial Statements.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets


       L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
                                                    (Unaudited)     (Audited)
                                                   -------------   ------------

Current Liabilities
      Accounts payable:
        Trade                                       $   276,374     $   276,363
        Related Party (Note 2)                           70,413          70,413
      Notes payable -related party (Note 2 and 4)     1,155,009         920,649
      Notes payable -current portion (Note 4)           615,643         745,643
      Accrued payroll and related expenses              331,431         331,431
      Accrued interest:
        Related Party (Note 2)                          278,414         241,588
        Other                                           302,374         527,521
      Income Tax Payable                                 17,285          35,960
                                                   -------------   ------------
          Total Current Liabilities                   3,046,943       3,149,568

Other Liabilities:
      Convertible debentures                                 -        3,350,000
      Commitments and contingencies                     105,000         105,000
                                                   -------------   ------------
          Total Other Liabilities                       105,000       3,455,000
                                                   -------------   ------------
          Total Liabilities                         $ 3,151,943     $ 6,604,568
                                                   -------------   ------------

Stockholders' deficit (Note 6)

      Preferred Stock $.001 par value; authorized
      5,000,000 shares; issued and outstanding,
      329,621 shares (Note 6)                       $       330             330

      Common Stock, $.001 par value; 1,000,000,000
      authorized shares; issued and outstanding,
      841,353,312 and 385,870,093 shares.                84,135          68,588

      Additional paid-in capital                     13,229,027      12,226,105
      Accumulated deficit                           (14,249,455)    (16,918,645)
      Accumulated other comprehensive loss             (142,901)       (106,651)
                                                   -------------   ------------
       Total Stockholders' Deficit                   (1,078,864)     (4,730,273)
                                                   -------------   ------------
       Total Liabilities and Stockholders' Equity     2,073,079       1,874,295
                                                   =============   ============

The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                           For the quarter ended     For the six months ended
                                                  June 30,                   June 30,
                                         --------------------------  ------------------------
                                             2001          2000         2001         2000
                                         -------------  -----------  -----------  -----------
Net service income                        $         -    $       -    $       -    $       -

Operating expenses
    General and administrative expenses         50,172      113,512      190,949      213,987
    Consulting                                 156,396           -            -            -
    Employee bonuses                             4,379           -       479,379           -
                                         -------------  -----------  -----------  -----------
                Operating loss                (210,947)    (113,512)    (670,328)    (213,987)

Other Income (Expense):
    Loss on sale of subsidiaries
    Gain on extinguishment of debt           3,366,460            -    3,366,460            -
    Interest income                                  -            -        2,850            -
    Interest expense                           (22,542)     (19,392)    (104,814)     (19,392)
    Gain on marketable securities               75,022       21,000       75,022      508,717
                                         -------------  -----------  -----------  -----------
                Total other income (expense) 3,418,940        1,608    3,339,518      489,325

Net Income (loss) before income tax          3,207,993     (111,904)   2,669,190      275,338

Income Tax Provision (Note 7)                       -            -            -            -
                                         -------------  -----------  -----------  -----------
Net Income (loss)                            3,207,993     (111,904)   2,669,190      275,338
                                         =============  ===========  ===========  ===========
Earnings per share                                  -            -            -            -
                                         =============  ===========  ===========  ===========
Weighted average common shares             826,753,312  550,821,312  826,753,312  550,821,312
outstanding                              =============  ===========  ===========  ===========





The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows


                                                       For the six months ended
                                                                June 30
                                                       -------------------------
                                                          2001          2000
                                                       -----------   -----------

Reconciliation of net loss provided by (used in) operating activities:

  Net income (loss) after extraordinary loss           $ 2,669,190   $  275,338

  Non-cash items:
    Depreciation                                                26           -
    Non-cash services through issuance of stock            665,500           -
    (Gain) on sale of marketable securities                (75,022)     102,738

  Changes in assets affecting operations (increase) / decrease
    Escrow Fund (restricted)                                    -      (500,000)
    Other receivables                                       (9,910)          -

  Changes in liabilities affecting operations increase / (decrease)
    Other current liabilities                              (69,707)          -
                                                       -----------   -----------

Net cash provided by (used in) operating activities      3,180,077     (121,924)

Cash flows from investing activities:
  Purchase of Fixed Assets                                  (6,230)          -
  Proceeds from sale of marketable securities               81,273      125,791
                                                       -----------   -----------
Net cash provided by (used in) investing activities         75,043      125,791

Cash flows from financing activities:
  Gain on extinguishment of debt                        (3,350,000)          -
  Proceeds from borrowing                                  234,360           -
  Proceeds from the sale of common stock                        -            -
  Repayment of debt                                       (130,000)          -
                                                       -----------   -----------
Net cash provided by (used in) financing activities     (3,245,640)          -

Increase (decrease) in cash                             $    9,480        3,867
                                                       ===========   ===========
Cash- beginning period                                  $   13,447        1,639
                                                       ===========   ===========
Cash- end of period                                     $   22,927        5,506
                                                       ===========   ===========



The accompanying notes are integral part of Consolidated Financial Statements.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note 1  -  Summary of Significant Accounting Policies

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

At December 31, 1998, the Management Company directly or indirectly owned 100% of the stock of KLH Engineering of Colorado Springs, KLH Engineering of San Mateo, KLH Engineering of Grand Junction, KLH Engineering of Lakewood, KLH Engineering of Greeley, and KLH Engineers and Constructors. All of the Subsidiaries closed their operations during 1996, with the exception of KLH Pueblo which was sold to a third party during 1996. On June 30, 1999, the Company sold all its shares to a third party for $550 in the following subsidiaries:

           o      KLH Engineering of Colorado Springs, Inc.
           o      KLH Engineering of Lakewood, Inc.
           o      KLH Engineering of Grand Junction,Inc.
           o      KLH Engineering of Greeley, Inc.
           o      KLH Engineering of San Mateo, Inc.
           o      KLH Engineering & Constructors, Inc.
           o      Morton Technologies, Inc.
           o      LBH Engineering, Inc.
           o      Coffee Engineering & Surveying, Inc.
           o      Scanlon & Associates, Inc.

Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. in a stock purchase agreement. The Company was to have received all the outstanding shares of The Travel Agents Hotel Guide, Inc. (a wholly owned subsidiary of Gold Coast Resources, Inc.) in exchange for a convertible debenture in the amount of $3,350,000. Due to non-performance of the contract by Seller, the Company has considered the contract to be void and is cancelling the debentures as of June 30, 2001. All debt and accrued interest has been written off to Other Income.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note 1  -  Summary of Significant Accounting Policies (continuation)

On May 13, 1994, the Company entered into an agreement to acquire Tomahawk Construction Company, a Missouri corporation (Tomahawk). The acquisition, which was completed on July 27, 1994, was accomplished by merging Tomahawk into a wholly-owned subsidiary of the Company. Tomahawk then became a subsidiary of the Company. This transaction has been treated as a reverse acquisition.

Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 21, 1980, as a Missouri corporation. Tomahawk had no operations during 1999 or 2000.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note 1  -  Summary of Significant Accounting Policies (continuation)

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

Publication Rights

The publication rights are for The Travel Agents Hotel Guide. This is a publication used by travel agents to sell hotel rooms primarily throughout the United States. The rights consist of the publication rights, logo, client list and business concept. These rights were deemed worthless by the auditors during the Form 10-KSB audit in 1999, and were written off.

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

Convertible Debentures

The convertible debentures were issued in the purchase of Gold Coast and are guaranteed by Lexington Sales Corporation, Ltd. These debentures pay interest of 7% per year (cumulative), payable at the time of each conversion until the principal amount is paid in full or has been converted. The debentures convert into shares of the Company's common stock (par value $.0001) at any time after December 14, 2001. After December 14, 2001, the debentures can be converted in whole or part. The number of shares issuable upon conversion is determined by dividing the principal converted plus accrued interest (less any required withholding) by the conversion price in effect on the conversion date. The conversion price is the average bid closing price of the Company's common stock for the five trading days immediately preceding and ending on the day preceding the date of conversion. Since the Company has made the decision to write-off the convertible debentures, the conversion rights will not be honored.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note 1  -  Summary of Significant Accounting Policies (continuation)

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

Construction contracts are reported for tax purposes and for financial statement purposes on the percentage- of-completion method. Accelerated depreciation is used for tax reporting, and straight-line depreciation is used for financial statement reporting.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

Note  2-  Related party transactions

At June 30, 2001, the Company had notes payable balances and related accrued interest to an officer (Note 4).

At June 30, 2001, the Company had notes receivable from Prime Enterprises 2001 (Prime) (Note 4). The Company has a minority interest in Prime.

Note  3- Notes Receivable

The Company had the following notes receivable:

      Note receivable from First Americans Mortgage Corporation
      bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through
      December 31, 2004.                                                24,000

      Note receivable from Union Consulting Group, Inc., bearing
      interest at 9%, due August 14, 2001.                              17,869

      Note receivable from Nev Star, bearing interest at the prime
      rate, principal and interest payments due.                         8,885

      Other notes receivable                                               752
                                                                        -------
            Total Notes Receivable                                      51,506
                                                                        =======

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note  4-  Notes Payable

The Company had the following notes payable:

  Related Party:

      Note payable to an officer, unsecured.  Note bears interest at
      8% and are due on demand.                                     1,155,009

      Total notes payable - related parties                         1,155,009

      Less current portion                                         (1,155,009)
                                                                 --------------
      Long-term portion                                                 - 0 -
                                                                 ==============

  Others:

      Note dated August 31, 1998, payable to American Factors,
      secured by 30,000,000 shares of the Company's Common
      Stock.  The note bears interest at 9% and has monthly
      payments of $20,000.                                            149,000

      Notes payable to various subcontractors and suppliers for
      goods and services provided in contracts. The notes have
      no interest rate and are paid to the extent a payment for
      providing services or goods on specified contracts are
      collected. This debt is under class 7 of the Plan of
      Reorganization and is to be paid from cash flows to
      Tomahawk.                                                       466,643

           Total notes payable                                        615,643

           Less current portion                                      (615,643)
                                                                 --------------
           Long-term portion                                      $     - 0 -
                                                                 ==============

      Maturities of notes payable at March 31, 2001, are as follows:

                  2001                                       $ 1,770,652
                  2002                                            - 0 -
                  2003                                            - 0 -
                  2004                                            - 0 -
                                                            -------------
                       Thereafter                            $ 1,770,652
                                                            =============

Note  5-  Stockholders' Equity

Common stock

The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. During the second quarter of 2001, the Company issued the following shares of common stock:

   1. 14,600,000 shares of common stock were issued for consulting services valued at $146,000. These shares were valued at $.01 per share.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note  5-  Stockholders' Equity (continuation)

   2. 4,600,000 shares of common stock were issued for legal services valued at $46,000. These shares were valued at $.01 per share.

   3. 50,000,000 shares of restricted common stock as collateral to the Lender, until the permanent liquor license is issued for the Golden Steer Restaurant d.b.a. Prime Enterprises 2001, LLC. It is anticipated the license will be issued prior to September 1, 2001. The stock will be returned to ARET treasury stock.

Preferred stock

The Company has currently designated 10,000,000 shares of Class A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

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

Stock Options

During the first quarter of 2001, 1,000,000 shares of common stock were issued due to the exercise of options. There were no options exercised during the second quarter of 2001.

Note  6-  Income Tax

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note  7-  Profit-Sharing Plan

The Company has an employee savings and profit-sharing plan for all eligible employees which includes an employee savings plan established under the provisions of Internal Revenue Code Section 401(k). The Company's contributions to the plan are at the Board of Director's discretion, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. No contributions were made under this plan in 1997 or 1998. The Company distributed 100% of this plan during 1999.

Note  8-  Other Commitments and contingencies

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

In October 1996, the Internal Revenue Service (IRS) placed liens on the assets of all of the Company's Colorado and California subsidiaries for failure to pay payroll taxes in 1996. The Company is several months behind in payment and is attempting to resolve this matter. The total of the liens is approximately $281,000.

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

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001

Note  8-  Other Commitments and contingencies (continuation)

Anderson & Associates, Inc. (AAI) obtained a judgment against Tomahawk construction in Harris County, Texas in the amount of $3,337. AAI is actively continuing their collection efforts for this note. This obligation is reflected in the accounts payable section of the financial statements.

The Company has defaulted upon interest and principal with respect to a $40,819 note in favor of the Roy Lee Johnston Trust (the "Johnston Trust"). The Johnston Trust has received a judgment in its favor but has been unsuccessful in their attempts to collect. This obligation is reflected in the notes payable section of the financial statements.

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

Note 9-  Marketable Securities

      Marketable securities available for sale:
                                                                  June 30, 2001
         2,077,289 shares of restricted Common Stock,
         Kelley's Coffee Group, Inc.                                $  51,932

         239,326 shares of restricted Common Stock, Oasis
         Hotels and Casino International (formerly Flexweight
         Corporation)                                                   7,180
                                                                   -----------

            Total marketable securities                             $  59,112
                                                                   ===========

                       AMERIRESOURCE TECHNOLOGIES, INC.
                        Notes to Financial Statements
                                June 30, 2001


Note 10- Going Concern Uncertainty

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

Note 11- Bankruptcy proceedings of subsidiary

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

GENERAL

      The Company's operations for the second quarter of 2001 consisted of estimating costs and attempting to secure financing for conceptual projects in the hospitality industry. The projects have not been realized due to the lack of funding commitments.

      The Company pursued and is still pursuing financing for the NevStar Gaming and Entertainment transaction and to date still has not procured financing. The Company entered into various letters of intent to either acquire or merge into an operating private entity. The Company is still aggressively pursuing these transactions.

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

      In June 2001, the Company acquired 9% interest in Prime Enterprises 2001, LLC, a Nevada limited liability company ("Prime"). Prime was formed by several other parties experienced in the hospitality and restaurant industry to be a holding company for the acquisition of restaurants, particularly in Las Vegas, Nevada. Pursuant to the acquisition agreement, the Company has the option of acquiring up to 20% of Prime Enterprises.

      Prime's first acquisition was the Golden Steer Restaurant which has been in business since 1958 and is one of the oldest steak restaurants in Las Vegas. The restaurant is located at 308 W. Sahara Avenue, one block west of the Las Vegas strip. The restaurant has a unique history in that many well known persons, such as "The Rat Pack", (Frank Sinatra, Dean Martin,

Sammy Davis Jr., Peter Lawford, and Joey Bishop), and other notable stars such as Elvis Presley and John Wayne used to be frequent visitors. The restaurant continues its tradition for being one of the best steak restaurants in Las Vegas. Prime continues to look for other acquisitions in the restaurant industry in Las Vegas as well as outside the State of Nevada.

      As a result of its efforts to generate income, the Company has acquired two significant assets in addition to the minority interest in Prime Enterprises 2001, LLC, which as of June 30, 2001 was valued at $233,330. The first asset is an oil and gas property which was acquired on July 13, 2000 and consists of certain leased oil rights with an estimated value exceeding $10,000,000, which have been written down to $1,700,000, which is the value of the note receivable recorded related to this asset. The second asset is marketable securities which are valued at $59,112 as of June 30, 2001.

      Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. in a stock purchase agreement. The Company was to receive all the outstanding shares of The Travel Agents Hotel Guide, Inc. ("TAHG") (a wholly owned subsidiary of Gold Coast Resources, Inc.) in exchange for a convertible debenture in the amount of $3,350,000. Due to non-performance of the contract, the Company considers the contract to be void and canceled the debentures as of June 30, 2001. All debt and accrued interest has been written off to other income.

Results of Operations

      The Company had no revenue or income for the three (3) and six (6) months ended June 30, 2001 and no revenue for the second quarter in 2000. The Company's operating loss increased to $210,947 as of June 30, 2001 as compared to $113,512 at the end of the second quarter in 2000. The increase in the Company's operating loss is primarily attributable to consulting expenses which increased from $0 during the second quarter in 2000 to $156,396 as of June 30, 2001.

      The Company's net income before income tax increased to $3,418,940 as of the quarter ending June 30, 2001 as compared to a net loss of $111,904 at the end of the second quarter 2000. This increase in net income before income tax for the 2nd quarter of 2001 is attributable to the gain on extinguishment of the TAHG debentures equal to $3,366,460 and a gain of marketable securities in the amount of $75,022.

      The Company's total assets as of June 30, 2001 increased to $2,073,079 as compared to $1,874,295 on December 31, 2000, while the current assets as of June 30, 2001, increased to $74,433 compared to $54,007 on December 31, 2000. This increase in current assets is due to notes receivables in the amount of $51,506.

      As of June 30, 2001, the Company had a total stockholder's deficit of $1,078,864 as compared to a deficit of $4,730,273 as of December 31, 2000. This decrease in stockholder's deficit is due primarily to the extinguishment of the TAHG debentures, which resulted in the recognition of $3,306,460 as income on extinguishment of debt.

      The Company hopes to continue to improve its stockholder equity by acquiring income- producing assets, which are hoped to generate profits.

Liquidity and Capital Resources

      The Company and its subsidiaries continue to have very restricted liquidity. Unless and until the Company successfully acquires revenue producing assets, it will continue to use its equity and the resources of its CEO, Delmar Janovec, to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations. The Company has had recurring losses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Dated: August 13, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT  PAGE
NO.      NO.      DESCRIPTION

3.1      *        Articles  of  Incorporation

3.2      *        Bylaws.