Form 10QSB
period 2001-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2001-11-14
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

              4445 South Jones, Suite 2, Las Vegas, Nevada 89103
             (Address of Principal Executive Offices) (Zip Code)

                                (702) 362-9284
               (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                 NO

      On September 30, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 850,443,312.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                              Table of Contents


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     FINANCIAL STATEMENTS.......................................1

      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                  OPERATION..................................................2

                  FORWARD LOOKING STATEMENTS.................................2

                  RESULTS OF OPERATIONS......................................3

                  LIQUIDITY AND CAPITAL RESOURCES............................4

PART II - OTHER INFORMATION..................................................4

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................4

INDEX TO EXHIBITS............................................................6

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                  A S S E T S

                                                 September 30     December 31,
                                                     2001             2000
                                                ---------------  --------------
                                                  (Unaudited)      (Audited)
                                                ---------------  --------------
Current Assets:
      Cash and Cash Equivalents                  $       19,444          24,007
      Notes receivable - other                           36,233          30,000
                                                ---------------  --------------
          Total Current Assets                           55,677          54,007

Fixed Assets:
      Leasehold Improvements                              6,230              -
      Accumulated Depreciation                             (39)              -
                                                ---------------  --------------
          Net Fixed Assets                                6,191              -

Other Assets:
      Oil & Gas Property                              1,700,000       1,700,000
      Investment in Prime Enterprises                   233,330              -
      Marketable securities                              49,065         120,288
                                                ---------------  --------------
          Total Other Assets                          1,982,395       1,820,288
                                                ---------------  --------------
          Total Assets                           $    2,044,263   $   1,874,295
                                                ===============  ==============














The accompanying notes are an integral part of Consolidated Financial
Statements.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets


       L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T

                                                 September 30     December 31,
                                                     2001             2000
                                                ---------------  --------------
                                                  (Unaudited)      (Audited)
                                                ---------------  --------------

Current Liabilities
      Accounts payable:
        Trade                                    $      276,374   $     276,363
        Related Party                                    70,413          70,413
      Notes payable -related party                      974,130         920,649
      Notes payable -current portion                    613,143         745,643
      Accrued payroll and related expenses              331,431         331,431
      Accrued interest:
        Related Party                                   285,466         241,588
        Other                                           308,721         527,521
      Income Tax Payable                                 17,285          35,960
                                                ---------------  --------------
          Total Current Liabilities                   2,876,963       3,149,568

Other Liabilities:
      Convertible debentures                                 -        3,350,000
      Commitments and contingencies                     105,000         105,000
                                                ---------------  --------------
          Total Other Liabilities                       105,000       3,455,000
                                                ---------------  --------------
          Total Liabilities                      $    2,981,963   $   6,604,568
                                                ---------------  --------------

Stockholders' deficit
     Preferred stock $.001 par value; authorized
         5,000,000 shares; issued and outstanding,
         329,621 shares                          $          330   $         330
     Common Stock, $.0001 par value; 1,000,000,000
         authorized shares; issued and outstanding,
         850,443,312 and 685,870,093 shares              85,044          68,588
     Additional paid-in capital                      13,279,416      12,226,105
     Accumulated deficit                           (14,159,589)    (16,918,645)
     Accumulated other comprehensive loss             (142,901)       (106,651)
                                                ---------------  --------------
       Total Stockholders' Deficit                    (937,700)     (4,730,273)
                                                ---------------  --------------
       Total Liabilities and Stockholders' Equity $   2,044,263   $  1,874,295
                                                ===============  ==============




The accompanying notes are an integral part of Consolidated Financial
Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                            For the quarter ended    For the nine months ended
                                                September 30,             September 30,
                                          -------------------------  ------------------------
                                              2001         2000         2001         2000
                                          ------------- -----------  -----------  -----------
Net service income                         $         -   $       -    $       -    $       -

Operating expenses
    General and administrative expenses          53,464   1,044,321      244,413    1,440,928
    Consulting                                   71,685          -       548,435           -
    Employee bonuses                                 -           -         4,379           -
                                          ------------- -----------  -----------  -----------
        Operating loss                        (125,149) (1,044,321)    (797,227)  (1,440,928)

Other Income (Expense):
    Loss on sale of subsidiaries
    Gain on extinguishment of debt              215,379          -     3,581,839           -
    Interest income                                 335          -         3,185           -
    Interest expense                           (12,380)     (7,994)    (117,194)     (27,386)
    Gain on marketable securities                13,431          -        88,453      611,455
                                          ------------- -----------  -----------  -----------
        Total other income (expense)            216,765     (7,994)    3,556,283      584,069

Net Income (loss) before income tax              91,616 (1,052,315)    2,759,056    (856,859)

Income Tax Provision                                 -           -            -            -
                                          ------------- -----------  -----------  -----------
Net Income (loss)                                91,616 (1,052,315)    2,759,056    (856,859)
                                          ============= ===========  ===========  ===========
Earnings per share                                   -           -            -            -
                                          ============= ===========  ===========  ===========
Weighted average common shares             850,443,312  551,165,979  850,443,312  551,165,979
outstanding                               ============= ===========  ===========  ===========




      The accompanying notes are an integral part of Consolidated Financial Statements.

                           AMERIRESOURCE TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows


                                                       For the nine months ended
                                                              September 30
                                                     ---------------------------
                                                        2001             2000
                                                     ------------    -----------

Reconciliation of net loss provided by (used in) operating activities:

     Net income (loss) after extraordinary loss       $ 2,759,056   $  (856,859)

     Non-cash items:
       Depreciation                                            39            -
       Non-cash services through issuance of stock        709,757       400,768
       (Gain) on sale of marketable securities            (88,453)           -

     Changes in assets affecting operations
     (increase) / decrease
       Escrow Fund (restricted)                                -       (400,000)
       Other receivables                                    5,364            -

     Changes in liabilities affecting operations
     increase / (decrease)
       Other current liabilities                          (59,828)       56,973
                                                     ------------    -----------
Net cash provided by (used in) operating activities     3,325,935      (799,118)

Cash flows from investing activities:
     Purchase of Fixed Assets                              (6,230)           -
     Proceeds from sale of marketable securities          104,751       619,833
                                                     ------------    -----------
Net cash provided by (used in) investing activities        98,521       619,833

Cash flows from financing activities:
     Gain on extinguishment of debt                    (3,565,379)           -
     Proceeds from borrowing                               268,860      203,637
     Proceeds from the sale of common stock                      -      100,000
     Repayment of debt                                   (132,500)     (111,000)
                                                     ------------    -----------
Net cash provided by (used in) financing activities    (3,429,019)      192,637

Increase (decrease) in cash                           $    (4,563)    $  13,352
                                                     ============    ===========
Cash- beginning period                                $    24,007     $     165
                                                     ============    ===========
Cash- end of period                                   $    19,444     $  13,517
                                                     ============    ===========



   The accompanying notes are an integral part of Consolidated Financial Statements.

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001 and 2000
                                    (Unaudited)


NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc (the Management Company), a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2001. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., The Travel Agents' Hotel Guide, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 - STOCKHOLDERS' EQUITY

Common stock
The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. During the third quarter of 2001, the Company issued the following shares of common stock:

      1. 7,689,000 shares of common stock were issued for legal services valued at $23,067. These shares were valued at $.003 per share.

      2. 7,500,000 shares of common stock were issued for consulting services valued at $22,500. These shares were valued at $.003 per share.

      3. 2,500,000 shares of common stock were issued for consulting services valued at $22,500. These shares were valued at $.003 per share.

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001 and 2000
                                    (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY (continuation)

Preferred stock

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

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

Stock Options

During the first quarter of 2001, 1,000,000 shares of common stock were issued due to the exercise of options. There were no options exercised during the second or third quarter of 2001.

NOTE 4 - NOTES RECEIVABLE

The Company had the following notes receivable:

    Note receivable from First Americans Mortgage Corporation, bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through
    December 31, 2004.                                                $ 24,000

    Note receivable from Union Consulting Group, Inc., bearing
    interest at 9%, due August 14, 2001.                                   869

    Note receivable from Nev Star, bearing interest at the prime
    rate, principal and interest payments due                           10,611

    Other notes receivable                                                 753
                                                                  -------------
    Total Notes Receivable                                              36,233
                                                                  =============

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001 and 2000
                                    (Unaudited)


NOTE 5- NOTE PAYABLE

      The Company had the following notes payable:

      Related Party:

          Note payable to an officer, unsecured.  Note bears
          interest at 8% and are due on demand.                        974,130
                                                               ----------------
              Total notes payable - related parties                    974,130

              Less current portion                                    (974,130)
                                                               ----------------
              Long-term portion                                  $          -
                                                               ================

      The Company and the principal officer to whom this note payable is due agreed to write down the note by $215,379, which amount is reflected in the Company's income statement.

      Others:

          Note dated August 2, 2000, payable to American
          Factors, secured by 30,000,000 shares of the Company's
          common stock. The note bears interest at 9% and has been
          modified, verbally, with payments of no less than
          $20,000 per month.  However, the Company is in
          discussions with AFG, to renegotiate the balance
          and terms of this note.                                      146,500

          Notes payable to various subcontractors and suppliers
          for goods and services provided in contracts. The notes
          have no interest rate and are paid to the extent a payment for providing services or goods on specified contracts are collected. This debt is under class 7 of the Plan of
          Reorganization and is to be paid from cash flows of
          Tomahawk.                                                    466,643
                                                               ----------------
              Total notes payable                                      613,143

              Less current portion                                    (613,143)
                                                               ----------------
              Long-term portion                                  $          -
                                                               ================

      Maturities of notes payable at September 30, 2001, are as follows:

      2000        $   1,587,273
      2001                  --
      2002                  --
      2003                  --
      Thereafter            --
                  $   1,587,273

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001 and 2000
                                    (Unaudited)


NOTE 6 - GOING CONCERN UNCERTAINTY

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

NOTE 7 - SUBSEQUENT EVENTS

On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Hundred Million (100,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seventy-Five Million (75,000,000) Shares being issued to Covah and the remaining Twenty-Five Million (25,000,000) Shares being issued to WBI. The amount of Shares was determined by the closing trading price of the Common Stock for September 25, 2001. Pursuant to a Stock Option Agreement ("Option Agreement") executed by and between the Company and WBI on the same date, the Company granted an option to WBI to purchase Fifty Million (50,000,000) shares of Common Stock at an exercise price equal to the average closing trading price of the Common Stock for thirty
(30) days prior to the date of closing the acquisition of JBP. The Company executed a promissory note ("Note") on the same date to pay WBI Three Hundred Fifty Thousand dollars ($350,000) over a term of one year with interest accruing at the annual rate of seven percent (7%).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims. The Company believes that all pending professional liability proceedings are adequately covered by insurance. However, due to the nature of the Company's business, the Company has historically been able to procure insurance, but there can be no assurance such insurance will be adequate or that it will be renewable or remain available in the future.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end.

ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

      This discussion contains forward-looking statements which involve the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

      The Company's operations are concentrated on continuing to acquire viable business operations which will increase the Company's revenues and profitability. Progress toward these objectives was achieved as the Company acquired Jim Butler Performance ("JBP") during the quarter ended September 30, 2001.

      On September 26, 2001, the Company acquired JBP pursuant to an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc. ("WBI") and Covah, LLC. Pursuant to the Acquisition Agreement, WBI agreed to identify and refer to the Company potential business investments and business acquisitions ("Targets") in exchange for the Company granting WBI an option to purchase shares of the Company's common stock. WBI also agreed to arrange for financing through its private investor pools that will provide the necessary capital for the acquisition of the Targets.

      Pursuant to the Acquisition Agreement, the Company agreed to purchase JBP and Valley Steel, Inc. ("VSI"). JBP was founded by Jim Butler in 1986 and is located in Leoma, Tennessee. The primary operations of JBP consist of the manufacture and sale of high-end specialty engines and parts for the racing industry. JBP offers the highest quality Pontiac racing engines available, and has dramatically increased the horsepower and improved the racing performance of engines up to twice the factory limits. A new web site is currently being designed to allow JBP customers to order on line and arrange for short term financing for their purchase.

      JBP's sales have increased to over $1,500,000 this year. As a result of this increase in sales, the Company expects to be adding a new product line, Butler Performance Parts, to the already extensive line of engine, ignition and drive components being offered by JBP. The Company anticipates that the addition of Butler Performance Parts could increase JBP's annual revenues to over $10,000,000 within the next three to five years.

      The Company is in the process of closing on the acquisition of VSI, which was established in 1960 as a multi-disciplined company with expertise in the fabrication of steel products, steel erection, plant dismantling, machine refurbishment, plant maintenance and general contracting. Although the Company is optimistic that it will consummate this acquisition, which is structured as a stock for stock exchange, no assurances can be given that VSI will be acquired.

      In a continued effort to generate income, the Company is still pursuing projects through its wholly owned subsidiary, Tomahawk Construction Company ("Tomahawk"). As a result of the Chapter 11 Bankruptcy of Tomahawk, the Company has been unable to obtain any construction contracts during 2000 or 2001. The Company is currently exploring opportunities to combine Tomahawk with another company through a merger or acquisition.

      The Company also has a tentative agreement, contingent upon obtaining financing, to purchase all of the outstanding shares of Nevstar Gaming & Entertainment. The Company is still pursuing financing for this transaction.

Results of Operations

      The Company generated net income of $91,616 and $2,759,056 for the three
(3) and nine (9) months ended September 30, 2001, respectively, as compared to a net loss of $1,052,315 and $856,859 for the same periods in 2000. This increase in net income is attributable to a gain on extinguishment of debt of $215,379 and $3,581,839 for the three (3) and nine (9) months ended September 30, 2001, respectively. The extinguishment of debt is a result of the reduction of related party debt owed to the Company's chief executive officer, Delmar Janovec, in the amount of $215,379 and the cancellation of the debentures issued to TAHG as a result of non-performance under the stock option agreement. Mr. Janovec and the Company agreed to write down the debt owed to him by the Company. The cancellation of the TAHG debentures was reported in the Company's Form 10-QSB for the quarter ended June 30, 2001. All debt and accrued interest on the TAHG debentures was written off to other income and resulted in a gain on extinguishment of debt for the nine (9) months ended September 30, 2001.

      A decrease in operating expenses also contributed to the increase in net income. Total operating expenses decreased from $1,440,928 for the nine (9) months ended September 30, 2000 to $797,227 for the same period in 2001.

      The Company believes that its acquisition of the mineral rights owned by its wholly owned subsidiary, West Texas Real Estate and Resources, Inc., which lease and addendum are attached hereto, (this acquisition was reported in the Company's Form 10-QSB for the quarter ended June 30, 2001) and JBP will increase its operations resulting in increased revenue over time.

Liquidity and Capital Resources

      The Company has relied upon our chief executive officer for our capital requirements and liquidity. The Company has had recurring losses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                         PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A report on Form 8-K was filed on October 11, 2001 reporting the acquisition by the Company of Jim Butler Performance, Inc. on September 26, 2001.

      The following exhibits are attached hereto.

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles of Incorporation.

3.2         *           Bylaws.

10          7           West Texas Real Estate and Resources, Inc. oil and gas
                        lease and addendum entered into on October 4, 1999.

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

Dated: November 14, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation .

3.2         *           Bylaws.

10          7           West Texas Real Estate and Resources, Inc. oil and gas
                        lease and addendum entered into on October 4, 1999.

                                                                    Exhibit 10

                          OIL, GAS AND MINERAL LEASE

THIS AGREEMENT made this 4th day of October, 1999, between H.E. WALKER TESTAMENTARY TRUST, CHARLOTTE WALKER FURMAN, TRUSTEE, 2909 EAST 17TH ST., ODESSA, TEXAS 79761, Lessor (whether one or more), and ROCKWOOD RESOURCES, INC., 3241 S. 1ST ST., ABILENE, TEXAS 79606, Lessee WITNESSETH:

      1. Lessor in consideration of Ten Dollars ($10.00) in hand paid, of the royalties herein provided, and of the agreements of Lesser herein contained, hereby grants, leases and lets exclusively unto Lessee for purpose of investigating, exploring, prospecting, drilling and mining for and producing oil, gas and all other minerals, laying pipe lines, building tanks, power stations, telephone lines and other structures thereon to produce, save, take care of, treat, transport and own said products.

and housing its employees, the following described land in PECOS County, Texas, to wit:

800 ACRES OF THE MRS. E.C. PROTHRO SURVEY NO. 104 PECOS COUNTY, TX.

and containing 800 acres, more or less. In the event, a resurvey of said lands shall reveal the existence of excess and/or vacant lands lying adjacent to the lands above described and the lessor, his heirs, or assigns, shall by virtue of his ownership of the land above described, have preference right to acquire said excess and/or vacant lands, then in that event this lease shall cover and include all such excess and/or vacant lands which the lessor, his heirs, or assigns, shall have the preference right to acquire by virtue of his ownership of the lands above described and when acquired by the lessor; and the lessee shall pay the lessor for such excess and/or vacant lands at the same rate per acre as the cash consideration paid for the acreage herein above mentioned.

      2. Subject to the other provisions herein contained, this lease shall be for a term of 10 years from this date (called "primary term") and as long thereafter as oil, gas or other mineral is produced from said land hereunder.

      3. The Royalties to be paid Lessor are: (a) on oil, one-eight of that produced and saved from said land, the same to be delivered at the wells or in the credit of Lessor into the pipe line to which the wells may be connected; Lessee may from time to time purchase any royalty oil in its possession, paying the market price therefor prevailing for the field where produced on the date of purchase; (b) on gas, including casinghead gas or other gaseous substance, produced from said land and held or used off the premises or in the manufacture of gasoline or other product therefrom, the market value at the well of one-eighth of the gas so sold or used, provided that on gas sold at the wells the royalty shall be one-eighth of the amount realized from such sale; where gas from a well producing gas only is not sold or used, Lessee may pay a royalty $50.00 per well per year, and upon such payment it will be considered that gas is being produced within the meaning of Paragraph 8 hereof; and (c) all other minerals mined and marketed, one-tenth either in kind or value at the well or mine at Lessor's election, except that on sulphur the royalty shall be fifty cents (50(cent)) per long ton. Lessee shall have free use of oil, gas, coal, wood and water from said land, except water from Lessor's wells, for all operations hereunder, and the royalty on oil, gas and coal shall be computed after deducting any so used. Lessor shall have the privilege at his risk and expense of using gas from any gas well on said land for stoves and inside lights in the principal dwelling thereon out of any surplus gas not needed for operations hereunder.

      4. If operations for drilling are not commenced on said land on or before one year from this date the lease shall then terminate as to both parties unless on or before such anniversary date Lessee shall pay or tender to Lessor or to the credit of Lessor in Bank at (which bank and its successors are Lessor's agents and shall continue as the depository for all rentals payable hereunder regardless of changes in ownership of said land or the rentals) the sum of TWO THOUSAND FOUR HUNDRED AND NO/100 Dollars ($2400.00), (herein called rental), which shall cover the privilege of deferring commencement of drilling operations for a period of twelve (12) months each during the primary term. The payment or tender of rental may be made by the check or draft of Lessee mailed or delivered to said bank on or before such date of payment. If such bank (or any successor bank) should fail, liquidate or be succeeded by another bank, or for any reason fail or refuse to accept rental, Lessee shall not be held in default for failure to make such payment or tender of rental until thirty (30) days after Lessor shall deliver to Lessee a proper recordable instrument, naming another bank as agent to receive such payments or tenders. The down cash payment in consideration for this lease according to its terms and shall not be allocated as mere rental for a period. Lesser may at any time execute and deliver to Lessor or to the depository above named or place of record a release or releases covering any portion or portions of the above described premises and thereof surrender this lease as to such portion of portions and be relieved of all obligations as to the acreage surrendered, and thereafter the rentals payable hereunder shall be reduced in the proportion that the acreage covered hereby is reduced by said release or releases. In this connection the above described premises shall be treated as comprising of 800 acres, whether there be more or less.

      5. If prior to discovery of oil or gas on said land Lessee should drill a dry hole or holes thereon, or if after discovery of oil or gas the production thereof should cease from any cause, this lease shall not terminate if Lessee commences additional drilling or re-working operations within sixty (60) days thereafter or (if it be within the primary terms) commences or resumes the payment or tender of rentals on or before the rental paying date next ensuing after the expiration of three months from date of completion of dry hole or cessation of production. If at the expiration of the primary term oil, gas or other mineral is not being produced on said land but Lessee is then engaged in drilling or re-working operations thereon, the lease shall remain in force so long as operations are prosecuted with no cessation of more than thirty (30) consecutive days, and if they result in the production of oil, gas or other minerals so long thereafter as oil, gas or other mineral is produced from said land. In the event a well or wells producing oil or gas in paying quantities should be brought in on adjacent land and within one hundred fifty(150) feet of and draining the leased premises, Lessee agrees to drill such offset wells as a reasonably prudent operator would drill under the same or similar circumstances.

      6. Lessee shall have the right at any time during or after the expiration of this lease to remove all property and fixtures placed by Lessee on said land, including the right to draw and remove all casing. When required by Lessor, Lessee will bury all pipe lines below ordinary plow depth, and no well shall be drilled within two hundred (200) feet of any residence or barn now on said land without Lessor's consent.

      7. The rights of either party hereunder may be assigned in whole or in part and the provisions hereof shall extend to the heirs, successors and assigns, but no change or divisions in ownership of the land, rentals, or royalties, however, accomplished, shall operate to enlarge the obligations or diminish the rights of Lessee. No sale or assignment by Lessor shall be binding on Lessee until Lessee shall be furnished with a certified copy of recorded instrument evidencing same. In event of assignment of this lease as to a segregated portion of said land, the rentals payable hereunder shall be apportionable as between the several leasehold owners ratably according to the surface areas of each, and default in rental payment by one shall not affect the rights of other leasehold owners hereunder. If six or more parties become entitled to royalty hereunder, Lessee may withhold payment thereof unless and until furnished with a recordable instrument executed by all such parties designating an agent to receive payment for all.

      8. The breach by Lessee of any obligation arising hereunder shall not work a forfeiture or termination of this lease nor cause a termination or reversion of the estate created hereby nor be grounds for cancellation hereof in whole or in part save as herein expressedly provided. If the obligation for reasonable development should require the drilling of a well or wells, Lessee shall have ninety (90) days after ultimate judicial ascertainment of the existence of such obligation within which to begin the drilling of a well, and the only penalty for failure to do so shall be the termination of this lease save as to ten (10) acres for each well being worked on and/or being drilled and/or producing oil or gas to be selected by Lessee so that each 10-acre tract will embrace one such well.

      9. Lessor hereby warrants and agrees to defend the title to said land and agrees that Lessee at its option may discharge any fax, mortgage or other lies upon said land and in event Lessee does so, it shall be subrogated to such lien with the right to enforce same and apply rentals and royalties accruing hereunder toward satisfying same. Without impairment of Lessee's rights under the warranty in event of failure of title, it is agreed that if Lessor owns an interest in said land than the entire few simple estate, then the royalties and rentals to be paid Lessor shall be reduced proportionately.

      10. If any operation permitted or required hereunder or the performance by Lessee of any covenant, agreement or requirement hereof is delayed or interrupted directly or indirectly by any past or future acts, orders, regulations or requirements of the Government of the United States or of any state or other governmental body, or any agency, officer, representative or authority of any of them, or because of delay or interruption shall not be counted against the Lessee, and the primary term of this lease shall automatically be extended after the expiration of the primary term set forth in
Section 2 above, so long as the cause or causes for such delays or interruptions continue and for a period of six (6) months thereafter; and such extended term shall constitute and shall be considered for the purpose of this lease as a part of the primary term hereof. The provisions of Section 4 hereof, relating to the payment of delay rentals shall in all things be applicable to the primary term as extended hereby just as if such extended term were a part of the original primary term fixed is Section 2 hereof. The Lessee shall not be liable to Lessor in damages for failure to perform any operation permitted or required hereunder or to comply with any covenant, agreement or requirement hereof during the time Lessee is relieved from the obligations to comply with such covenants, agreements or requirements.

IN WITNESS WHEREOF, this instrument is executed on the date first above written.

                                          H.E. WALKER TESTAMENTARY TRUST
                                          ------------------------------------

                                          BY: /s/ Charlotte Walker Furman
                                          ------------------------------------

WITNESSES:
                                          CHARLOTTE WALKER FURMAN
                                          ------------------------------------
------------------------------------

                                          TRUSTEE
------------------------------------      ------------------------------------

                              ADDENDUM TO LEASE

ATTACHED TO AND MADE A PART OF THAT CERTAIN OIL, GAS AND MINERAL LEASE DATED OCTOBER 4, 1999, BY AND BETWEEN THE H.E. WALKER TESTAMENTARY TRUST, LESSOR AND ROCKWOOD RESOURCES, INC. LESSEE.

1. Lessee and/or its employees and agents shall have the exclusive rights to enter on said lands, or any portion thereof, for the purpose of conducting seismic survey(s) and/or other geophysical exploration ("Survey"). The "Survey" shall consist of conducting geophysical operations over and across the said lands that Lessee, in its sole discretion, shall determine and deem reasonable and necessary subject to the terms and conditions set out herein.

2. The consideration for the execution of this lease shall be $5.00 per net surface acre of the said lands owned by Lessor.

3. Lessor agrees that the payment of the consideration hereinabove recited includes and is accepted by Lessor as payment for damages if any, to the described lands resulting from said seismic operations except however, for any damages that may result from Lessee, its assigns or agent's negligence, and except for damages, if any, to growing crops on the lands hereinabove described will be paid to Lessor by Lessee based upon the reasonable market value thereof assuming the harvest of a normal crop. Upon receipt of payment, as set forth hereinabove, Lessor, Lessor's heirs, successors, and assigns, shall forever remise, release, acquit, and discharge Lessee, Lessee's affiliates, Lessee's agents, and independent contractors hired by Lessee from and all manner of action and actions, cause and causes of actions, suits, claims, and damages that may arise as a result of geophysical operations being conducted by the same.

4. Lessee shall at all times use reasonable care in all of its operations on the leased premises to prevent injury or damage to the cattle, livestock, building or other property of Lessor or Lessor's tenant situated on the surface of said land, or Lessor's water wells and without limitation, all other property of Lessor situated on the surface of the leased premises resulting from Lessee's operations on the leased premises.

5. Notwithstanding anything herein to other contrary, it is agreed and understood that the lease premises shall not be pooled with any acreage not owned by Lessor without Lessor's consent unless it is necessary to comply with the pacing regulations or unit regulations of the Railroad Commission of Texas or other governmental, authority having jurisdiction, so as to permit the drilling of a well, or the production of a well, on the lease premises or upon adjacent acreage not covered by this lease, therefore not requiring Lessor's consent.

6. It is agreed and understood that the term of "ten (10)" years as set out in Paragraph No. 2 of this lease is changed to read "five (5)" years.

7. Notwithstanding anything in this lease to the contrary royalty on oil and gas, shall be twenty percent (20%) of oil and gas produced and saved under the terms of this lease, and wherever in Paragraph No. 3 of this lease the fraction one-eighth (1/8) appears, same shall be deemed to read twenty percent (20%).

8. (a) Notwithstanding any provision herein tot he contrary, it is agreed that at the end of the "primary term" of this lease, this lease shall terminate insofar as it pertains to all lands not then included in the proration unit of a producing well as designated by Lessee in accordance with the spacing regulations of the Railroad Commission of Texas, provided that the proration unit of a producing well shall never be designated to consist of more than the smallest number of acres necessary to obtain the maximum allowable for such well under applicable rules and orders of the Railroad Commission. Lessee agrees to file for record a release covering those lands so terminated. Notwithstanding the termination of this lease as to a portion of the lands described above, if any Lessee shall continue to have the right of ingress and, egress on all of said lands for all purposes described and allowed under the terms of this lease as necessary to Lessee's continuing operations on the lands remaining under this lease together with easements, rights-of-way roads, pipelines and other, facilities on, over and across all the lands originally covered by this lease for access to and from the lands still subject to this lease and for the gathering or transportation of oil, gas and associated hydrocarbons produced from the retained lease premises.

      (b) If after the expiration of the primary term, production from any well should cease for any cause, this lease shall not terminate as to that portion of the leased premises included in a proration unit for such well if reworking operations are commenced within (90) days or actual drilling operations are commenced within one hundred twenty (120) days from that date such well ceased to produce and such operations are conducted continuously with no cessation greater than this (30) days, and upon the termination of such (30) day term upon which no operations have been conducted and no oil and gas, or either of them is being produced in paying quantities, this lease shall terminate as to that portion of the leased premises included in the proration unit for such well upon which operations were so conducted.

      (c) The right of continuous development provided for herein below shall be commenced solely at Lessee's option and the actual date for commencement of said continuous development shall be determined as follows. If Lessee has drilled a dry hole on the leased premises within sixty (60) days prior to the end of the primary term, the commencement date of the continuous development shall be ninety (90) days from the date such well was plugged and abandoned. If Lessee has completed a well on the leased premises capable of producing oil and gas and other hydrocarbons produced with oil and gas in commercial quantities prior to the end of the primary term, then the commencement date of the continuous development shall be ninety (90) days after the primary term. In the event a well has not been completed on the leased premises prior to the end of the primary term, and no dry hole has been drileed as provided above, then in order to commence the continuous development Lessee must commence operations for drilling on the leased premises before the end of the primary term. Once the continuous development has commenced this lease shall remain in full force and effect as to the lands as long as Lessee drills or causes to be drilled, wells on the leased premises with a lapse of not more than ninety (90) days between the completion of abandonment of one well and the commencement of operations for drilling of the next well. For the purposes of interpretation of this provision a well shall be deemed to be commenced on that date actual drilling first occurs for such well, and the completion or abandonment date of a sell shall be deemed to be on that date the official Texas Railroad Commission potential test occurs or that date that actual plugging occurs for such well, but in no event more than one hundred twenty (120) days following the commencement of actual drilling of such well.

      (d) It is understood and agreed that should Lessee fail to commence timely the continuous development or if at any time said maximum time for commencement of operations for drilling a well under the continuous development should expire without the commencement of operations for drilling of any such additional well then it shall be considered that such continuous development was discontinued at the expiration of said period. The only penalty to Lessee for the discontinuance of such continuous development shall be the termination of this lease, save and except as to all acreage, which is included in proration units allocated to either wells which are capable of producing oil, gas and other minerals in commercial quantities or wells upon which Lessee is then conducting operations to establish or restore oil and/or gas production.

9. Notwithstanding anything herein to the contrary, Lessee shall have the right of ingress and egress to and from the lease premises across any land now or hereafter owned by Lessor, their heirs, successors or assigns solely to the extent necessary to the operations of any lands covered by this lease. Such ingress and egress shall be along such routes as Lessor and Lessee shall mutually agree upon.

10. Lessee agrees to pay to Lessor surface damages in the amount of $2,000.00 for each location drilled hereunder in proportion to Lessor's surface ownership of said lands. Lessee shall pay such surface damages to the surface owner(s) in proportion to such ownership, as determined by public record.

11. Lessor reserves the right to restrict Lessee's use of Lessor's above ground water for drilling purposes. However, should Lessee accept Lessor's offer to use such above ground water, then Lessee shall pay Lessor and the other surface owners their proportionate part of an amount equal to twenty cents ($0.20) per foot drilled in Lessee's well. Upon the termination of this Lease, any water well drilled and constructed on the premises for the purposes of providing water for operations shall become the property of Lessor.

12. Prior to the construction of any road on said property, Lessee shall first advise Lessor of the specific location or route thereof and obtain Lessor's consent, which consent will not be unreasonably withheld. In the event an existing road cannot be used to afford access by Lessee to a part of the subject land (which access is necessary to Lessee's operations thereon) and Lessee must construct an access road, it is agreed that any such road shall be constructed and over such a route to minimize any interference with Lessor's farming or other operations on the surface of such land. Lessee shall install an adequate culvert system to facilitate drainage under the road or through canals. Any access road not otherwise maintained by the county or other governmental entity, whether existing or newly constructed, shall be maintained in a workmanlike manner and at the expense of Lessee, including but not limited to the installation of rock or other suitable material necessary for the purpose for which it was constructed (but in no event later than the termination of Lessee's activity at the site to be accessed by such road), Lessee shall advise Lessor that Lessee no longer intends to use such road, and (unless directed otherwise in writing by Lessor) properly restore the surface of said land.

13. At the end of each drilling operation the Lessee shall proceed with reasonable diligence to restore the surface of the leased premises to as near its original condition as practicable, including the leveling of all slush pits, excavations and ruts.

14. This lease including the Exhibit(s) attached hereto constitutes the entire understanding between Lessor and Lessee with respect to the subject matter hereof and supersedes all negotiations, prior discussions, and prior agreements and understandings relating to such subject matter. No representation, warranty, covenant, agreement, promise inducement, or statement, whether oral or written, has been made by Lessor or Lessee and relied upon by the other that is not set forth herein or in any instrument referred to herein, and neither Lessor nor Lessee, its agents or independent contractors hired by Lessee shall be bound or liable for any alleged representation, warranty, covenant, agreement, promise, inducement, or statement not so set forth.

                                END OF EXHIBIT


SIGNED FOR IDENTIFICATION:

/s/ Charlotte Furman
------------------------------------