Form 10KSB
period 2001-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2002-04-12
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

Commission file number: 0-20033

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

      Title of Each Class              Name of each Exchange on Which Registered
Common Stock ($0.0001 Par Value)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ X ]         No [  ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

      The issuer's revenues for the year ended December 31, 2001, were $364,467.

      The aggregate market value of the registrant's common stock, $0.0001 par value ("Common Stock"), held by non-affiliates was approximately $483,079, based on the average closing bid and asked prices for the Common Stock on March 25, 2002. On February 28, 2002, the number of shares outstanding of the registrant's Common Stock was 9,892,194.

                              TABLE OF CONTENTS


PART I.......................................................................1
      ITEM 1.     DESCRIPTION OF BUSINESS....................................1
      ITEM 2.     DESCRIPTION OF PROPERTY....................................3
      ITEM 3.     LEGAL PROCEEDINGS..........................................3
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........5
      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS....................................................5
      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................7
      ITEM 7.     FINANCIAL STATEMENTS.......................................8
      ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................8

PART III.....................................................................9
      ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
                  CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT...........................................9
      ITEM 10.    EXECUTIVE COMPENSATION.....................................9
      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS...................................................10
      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............13
      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..........................13

INDEX TO EXHIBITS...........................................................15

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formerly known as KLH Engineering Group, Inc. ("KLH Engineering"), which was incorporated on March 3, 1989 to provide diversified engineering services throughout the United States. KLH Engineering changed its name to AmeriResource Technologies, Inc. on July 16, 1996. Although the Company's operations have historically consisted of providing engineering and construction services, the Company closed and/or sold off its engineering subsidiaries due to continued losses in 1996.

      WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      Pursuant to a definitive agreement dated July 13, 2000 ("Definitive Agreement"), the Company acquired West Texas Real Estate and Resources, Inc., a Texas corporation ("WTRER"), from LBI Properties, Inc. ("LBI"). The Company acquired all of the outstanding equity of WTRER in exchange for $1,700,000 secured by a promissory note with interest paid at a rate seven and one-half percent (7 1/2%) per annum. The promissory note was secured by Fifty Two Thousand Seven Hundred Fifty Two (52,752) shares of WTRER's Common Stock, which constitutes the outstanding equity of WTRER acquired by the Company under the Definitive Agreement. The promissory note was paid in its entirety with Three Hundred Thousand (300,000) shares of the Company's common stock during the third quarter of 2000.

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

      JIM BUTLER PERFORMANCE

      On September 26, 2001, the Company acquired Jim Butler Performance, Inc. ("JBP") from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC in exchange for One Million (1,000,000) shares of the Company's Common Stock with Seven Hundred Fifty Thousand (750,000) shares being issued to Covah and the remaining Two Hundred Fifty Thousand (250,000) shares being issued to WBI. The primary operations of JBP consist of the manufacture and sale of high-end specialty engines and parts for the racing industry. The Company anticipates that the addition of Butler Performance Parts could increase JBP's annual revenues to over $10,000,000 within the next three to five years.

      PRIME ENTERPRISES 2001, LLC

      On June 8, 2001, the Company acquired nine percent (9%) interest in Prime Enterprises 2001, LLC, a Nevada limited liability company ("Prime"). Prime was formed by several other parties experienced in the hospitality and restaurant industry to be a holding company for the acquisition of restaurants, particularly in Las Vegas, Nevada. Pursuant to the Acquisition Agreement, the Company has the option of acquiring up to twenty percent (20%) of Prime Enterprises.

      Prime's sole acquisition has been of the Golden Steer Restaurant which has been in business since 1958 and is one of the oldest steak restaurants in Las Vegas. The restaurant has a unique history of catering to celebrities such as Frank Sinatra, Dean Martin, Sammy Davis Jr., Peter Lawford, Joey Bishop, Elvis Presley and John Wayne. The Company's portion of the purchase price of The Golden Steer was 233,330 shares of its Common Stock. Prime continues to look for other acquisitions in the restaurant industry in Las Vegas as well as outside the State of Nevada.

      THE TRAVEL AGENT'S HOTEL GUIDE, INC. ("TAHG")

      Effective December 14, 1998, the Company acquired The Travel Agents Hotel Guide, Inc. ("TAHG") in a stock purchase agreement ("Stock Purchase Agreement") with Gold Coast Resources, Inc. The Company was to receive all the outstanding shares of TAHG in exchange for a convertible debenture in the amount of $3,350,000. Due to non-performance of the Stock Purchase Agreement, the Company considers the agreement to be void and canceled the debentures as of June 30, 2001. All debt and accrued interest has been written off to other income.

      PHOENIX PARTNERS, LP

      The Company entered into a Letter of Intent dated August 30, 2000 and a Joint Venture Agreement dated August 31, 2000 with Phoenix Leisure Holdings, LLC ("PLH"), a Delaware limited liability company majority owned by Phoenix Partners, LP ("Phoenix"). Pursuant to these agreements, Phoenix and PLH agreed to allow the Company to participate in acquisitions by PLH of entities with a fair market value of Seventy-Five Million Dollars ($75,000,000) or more. The Company would be entitled to not less than 2.5%, nor more than 25% of the post-acquisition entity. The actual agreement of participation would be mutually determined by Phoenix and the Company.

      On March 25, 2002, the Company sent Phoenix a notice of termination of the Joint Venture Agreement for material breach by Phoenix. The Company contends that Phoenix has breached the Joint Venture Agreement by:

      1. abandoning the merger with the Company which was to be closed by September 18, 2000 despite the Company's continued attempts to finalize such a merger;
      2. abandoning its negotiations with the Noga Hilton as well as other on-going acquisitions with a fair market value in excess of $75 million; and
      3.    not remaining in contact with the Company.

      The Company awaits a response from Phoenix regarding this notice and the return of Two Hundred Thousand (200,000) shares of Common Stock ("ARET Shares") issued to Phoenix as consideration under the Joint Venture Agreement. The Company returned the shares of PLH it received under the agreement. The
Company also canceled options to purchase Seven Hundred Thousand (700,000) shares of Common Stock granted to the individual partners and certain directors of Phoenix as additional consideration under the agreement.

      VALLEY STEEL CONSTRUCTION, INC. ("VSC")

      Pursuant to the WBI Acquisition Agreement, the Company agreed to purchase JBP, and agreed in principal to acquire 100% of Valley Steel Construction, Inc. ("VSC") from WBI once WBI had consummated the purchase of VSC. On October 30, 2001, New Valley, Inc. d/b/a VSC transferred one hundred percent (100%) of its outstanding Common Stock to WBI in exchange for a promissory note in the amount of Six Hundred Fifty Thousand dollars ($650,000) pursuant to a stock purchase agreement ("Stock Purchase Agreement"). Due to a lack of financing available to New Valley, Inc., the parties executed a recission of the Stock Purchase Agreement on March 7, 2002.

      NEVSTAR GAMING AND ENTERTAINMENT

      The Company discontinued its pursuit of financing for the NevStar Gaming and Entertainment ("Nevstar") transaction during the fourth quarter of 2001 due to the Bankruptcy Plan that was approved for the future operations of NevStar. This Bankruptcy Plan terminated any agreements between the Company and NevStar.

      EMPLOYEES OF THE COMPANY

      As of March 8, 2002, the Company had a total of twelve (12) employees, of which eleven (11) were employed full-time by its subsidiary Jim Butler Performance.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's office is located at 4445 South Jones, Suite 2, Las Vegas, Nevada, 89103, and is leased. It is a five (5) year lease of approximately 3,100 square feet with three (3) two (2) year options at $1.70 per square foot a month. The Company plans on subleasing a portion of the space and was able to negotiate with Taney Engineering to assume the lease of this office space effective, March 1, 2002. The Company is currently looking for other office space and has until June 1, 2002 to relocate.

      By acquiring JBP, the Company acquired an office building and two warehouses located at 103 Dunn Road, Leoma, Tennessee. The office building is approximately 1,300 square feet and the two warehouses total approximately 6,000 square feet. These properties are located on approximately 19 acres and are subject to a $270,000 mortgage to Wilshire Investments, L.L.C.

      In the acquisition of WTRER, the Company was assigned an oil, gas and mineral lease which is called the Glass Mountains "PilaresA111" and consists of contiguous acreage of approximately 800 acres comprising a portion of Glass Mountain acreage located in Pecos County, Texas. The Company's interest in this property is subject to a twenty percent (20%) royalty interest due the lessor. This lease was entered into on October 6, 1999 and has a five (5) year term.

ITEM 3.     LEGAL PROCEEDINGS

      The following are pending material cases involving the Company and its subsidiaries.

      Orix Real Estate Capital Markets, LLC , as the Special Servicer for Finova Realty Capital, Inc. v. Magnolia Manors Properties, LLC, et al., Case No. CV-01-3086-SH, was filed in Montgomery County, Alabama in May 2000 by Orix Real Estate Capital Markets, LLC ("Orix") as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. This lawsuit alleged that because the Company had been, between December 23, 1999 and February 27, 2001, in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. On January 25, 2002, the Company and Delmar Janovec filed a Motion for Summary Judgment asking the court to enter an order granting judgment in their favor on all claims asserted against them. This motion was granted by the court on March 29, 2002.

      American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB).

In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement which has been subsequently amended.

      The Settlement Agreement provided for the payment by the Company and Delmar Janovec ("Janovec") of certain obligations and judgments entered against the defendants. An Addendum dated August 10, 2000 was executed to modify certain terms of the repayment schedule. As the Company and Janovec were unable to meet the terms of repayment set forth in the Addendum, a Second Addendum was executed in the first quarter of 2002 to modify the repayment conditions as follows:

      o the interest rate and all other penalties and late charges assessed on the outstanding obligation of $308,692.08 owed by Janovec and the Company shall be fifteen percent (15%) until the obligation is paid in full on or before March 31, 2002;

      o the repayment schedule shall be weekly payments of not less than $2,500, with repayments increasing in the event the price of the Company's Common Stock increases;

      o to the extent the Company secures a line of credit through vSource1 and receives any investor monies, American Factors Group, L.L.C. ("AFG") shall receive fifty percent (50%) of any such monies; and

      o the Company shall issue to AFG ten million (10,000,000) shares of the Company's Common Stock in consideration of the modification of the repayment conditions.

      As the Company's Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's president, has agreed to sell his personal shares of the Company's Common Stock to make the scheduled payment. In the event the obligation was not paid in full by March 31, 2002, AFG would be entitled to proceed with any available proper legal action to collect on its judgment. At the time of this filing, AFG and the Company were discussing a sixty (60) day extension of the terms of the Second Addendum.

      Internal Revenue Service Issue. The IRS and the Company have been trying to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety. Mr. Clawson has made payments of approximately $50,000 to date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 31, 2002, the Company's Board of Directors and holders of 77,113,692 shares, a majority of the Company's outstanding shares of Common Stock, approved a reverse stock split of one-for-one hundred (1-for-100) on the Company's issued and outstanding common stock. The reverse stock split became effective on February 6, 2002. No votes were withheld or voted against this action, and no broker non-votes were received.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ARES". The Common Stock had traded under the symbol "ARET" until the Company's shareholders effected a reverse stock split in February 2002. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2000, 2001, and the period ending April 10, 2002, which have been adjusted to reflect the February 2002 reverse stock split of one-for-one hundred (1-for-100). The quotations below reflect the reverse stock split of the Company's Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

      Year        Quarter     High        Low
      2000        First       $77.00      $3.60
                  Second      $19.90      $4.20
                  Third       $6.30       $3.20
                  Fourth      $3.40       $1.50

      Year        Quarter     High        Low
      2001        First       $2.10       $1.10
                  Second      $1.00       $0.40
                  Third       $1.60       $0.40
                  Fourth      $0.90       $0.40

      Year        Quarter     High        Low
      2002        First       $0.47       $0.03

Shareholders

      The Company is authorized to issue One Billion (1,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock. As of February 28, 2002, there were approximately 911 shareholders of record holding a total of 9,892,194 shares of Common Stock.

      As of February 28, 2002, there were fifteen (15) shareholders of record of the Company's Series A Preferred Stock holding a total of 131,275 shares. On February 28, 2002, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. On February 28, 2002, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares . On February 28, 2002, there was one (1) shareholder of record of the Company's Series D Preferred Stock holding a total of 250,000 shares.

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

Preferred Stock

      No trading market currently exists for the Company's preferred stock. The Company has four (4) series of preferred stock, A, B, C, and D ("Preferred Stock"). Each share of the Series A and B Preferred Stock may be converted by the holder into one share of Common Stock. The Series A and B Preferred Stock has a liquidation value of $1.25 per share and has voting rights equivalent to one share of Common Stock. Dividends on the Series A and B Preferred Stock accrue quarterly at an annual rate of $0.125 per share.

      Each share of the Series C Preferred Stock may be converted into Common Stock of the Company on the basis of the stated value of the Series C Preferred Stock, $2.00 per share, divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion. The Series C Preferred Stock has a liquidation value of $2.00 per share and has voting rights equivalent to one share of Common Stock. Holders of the Series C Preferred Stock are not entitled to receive dividends.

      Each share of the Series D Preferred Stock may be converted by the holder into one share of Common Stock. The Series D Preferred Stock has a liquidation value of $0.001 per share and has voting rights equivalent to five (5) shares of Common Stock. Holders of the Series D Preferred Stock are not entitled to receive dividends.

      The Company has never declared or paid dividends on its Preferred Stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

GENERAL

      The Company's operations for 2001 were primarily effected through two (2) wholly owned subsidiaries, Jim Butler Performance and West Texas Real Estate and Resources, Inc. Notwithstanding these two (2) wholly owned subsidiaries, the Company continues to search for a viable merger or acquisition candidate. The Company also acquired 9% of Prime Enterprises 2001, LLC, which owns and operates the Golden Steer restaurant in Las Vegas, during the second quarter of 2001. In the first quarter of 2002, the Company rescinded its proposed acquisition of Valley Steel Construction, Inc. ("VSI") when VSI failed to obtain the financing it required. The Company continues to pursue other viable business entities that are interested in either going public or becoming an operating subsidiary of a public company.

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2001 increased to $364,467 from $0 in revenues for 2000. Our operating loss decreased to $1,403,963 as compared to $2,296,648 in 2000 as a result of a decrease in legal and professional expense from $612,497 for the year ended December 2000, to $104,794 for 2001, a decrease in general and administrative expenses from $708,251 for the year ended December 31, 2000 to $317,775 for 2001, and a decrease in consulting expenses from $795,900 for the year ended December 31, 2000 to $432,976 in 2001. Our operating loss is also attributable to an increase in salaries and bonuses of $618,966 for the year ended December 31, 2001 as compared to $180,000 for 2000.

      The Company's net profit increased dramatically to $2,182,512 from a net loss of $2,122,835 in 2000. This increase in net loss resulted almost entirely from a gain on the write down of a related party note in the amount of $3,581,839. This was a one time, non-recurring extraordinary expense which was incurred by the Company when it declared a stock purchase agreement concerning its subsidiary, The Travel Agent's Hotel Guide, Inc., null and void. As a result, convertible debentures in the amount of $3,350,000 issued under the stock purchase agreement were also declared null and void and written off to other income.

      The Company looks for its revenues to increase as the operations of Jim Butler Performance, Inc. become fully consolidated into the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current assets as of December 31, 2001 were $389,495. The majority of this amount is in inventory of $241,293. Other assets include oil and gas properties in the amount of $1,700,000 which represent rights of certain leased oil rights that have a value exceeding $10,000,000 but have been written down to the value of the note receivable related to the transaction. The Company expects its current asset balance to increase during 2002 in conjunction with its expected increase in revenue as a result of the Jim Butler Performance, Inc. acquisition.

      For the year ended December 31, 2001, the Company's accounts payable were $468,212, it had notes payable to related parties in the amount of $1,033,630 and accrued interest totaling $693,803.

      The Company plans to decrease its liabilities by acquiring additional income producing assets in exchange for its securities, and by attempting to settle certain of its note payables with equity. The Company hopes to continue to improve its shareholder equity by acquiring income-producing assets, which are hoped to generate profits.

Going Concern

      The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. Despite the Company's acquisition of Jim Butler Performance, Inc. and West Texas Real Estate and Resources, Inc., it will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company's weak liquidity and capital resources. Additionally, the Company may continue to use its equity and the resources of its chief executive officer to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2001, and for the acquisition of Jim Butler Performance, Inc. as required by Rule 3-05(b) of Regulation S-X pursuant to Item 7 of Form 8-K, are attached hereto beginning on page F-1.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                -----------------

                                DECEMBER 31, 2001

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONTENTS

                                                                          Page

Independent Auditor's Report...............................................F-3

Financial Statements:
      Consolidated Balance Sheet....................................F-4 to F-5
      Consolidated Statements of Operations................................F-6
      Consolidated Statement of in Stockholders' Equity....................F-7
      Consolidated Statements of Cash Flows................................F-8
      Notes to Consolidated Financial Statements...................F-9 to F-20

                         INDEPENDENT AUDITOR'S REPORT


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2000 and 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Clyde Bailey
                                    Clyde Bailey P.C.


San Antonio, Texas
March 30, 2002

                       AMERIRESOURCE TECHNOLOGIES, INC.
                          Consolidated Balance Sheet
                              December 31, 2001

                                    ASSETS

Current Assets:
         Cash                                        $         -
         Accounts receivable, net                          73,699
         Inventory                                        241,293
         Notes receivable                                  74,503
                                                     ------------
         Total current assets                                       $  389,495

Fixed Assets
         Leasehold improvements                             6,230
         Building                                         172,900
         Land                                              60,000
         Accumulated depreciation                         (12,627)
                                                     ------------
         Net fixed assets                                              226,503

Other Assets
         Oil and gas properties                         1,700,000
         Investment in Prime Enterprises                  233,330
         Marketable securities                             16,950
                                                     ------------
         Total other assets                                          1,950,280
                                                                  ------------
Total Assets                                                         2,566,278
                                                                  ============


                                 LIABILITIES

Current Liabilities
         Bank overdraft                                     9,464
         Accounts payable
            Trade                                         397,799
            Related party                                  70,413
         Notes payable
            Related party                               1,033,630
            Other                                         613,143
         Accrued payroll and related                      431,755
         Accrued interest
            Related party                                 306,623
            Other                                         387,182
         Income tax payable                                17,285
                                                     ------------
         Total current liabilities                                   3,267,294

Long-Term Liabilities
         Notes Payable                                    775,335
         Less: Current Portion                           (613,143)
                                                     ------------
                                                                       162,192

                       AMERIRESOURCE TECHNOLOGIES, INC.
                          Consolidated Balance Sheet
                              December 31, 2001


         Commitments and contingencies                                 105,000
                                                                  ------------
         Total liabilities                                           3,534,486
                                                                  ------------

Stockholders' equity
         Preferred stock, $.001 par value; authorized,
            10,000,000 shares; issued and outstanding,
            329,621 shares                                    330
         Common Stock, $.0001 par value; authorized,
            1,000,000 shares; issued and outstanding,
            9,853,933 shares                               98,540
         Comprehensive loss on marketable securities     (126,572)
         Additional paid in capital                    13,646,777
         Retained earnings                            (14,538,837)
                                                     ------------
         Total stockholder' equity                                    (968,208)
                                                                  ------------
Total Liabilities and Stockholder's equity                        $  2,566,278
                                                                  ============

                          AMERIRESOURCE TECHNOLOGIES, INC.
                        Consolidated Statement of Operations


                                          For the year ended  For the year ended
                                           December 31, 2001   December 31, 2000
                                          ------------------  ------------------

Net service income                            $     364,467       $         -

Cost of goods sold                                  293,919                 -
                                          ------------------  ------------------
  Gross profit                                       70,548                 -

Operating expenses
  General and administrative                        317,775            708,251
  Salaries                                          618,966            180,000
  Legal & professional                              104,794            612,497
  Consulting                                        432,976            795,900
                                          ------------------  ------------------
Operating loss                                   (1,403,963)        (2,296,648)

Other income (expense)
  Interest income                                     3,185                 -
  Interest expense                                  (87,003)          (308,608)
  Gain on write down of note (Related Party)      3,581,839                 -
  Gain on sale of marketable securities              88,454            482,421
                                          ------------------  ------------------
Total other income (expense)                      3,586,475            173,813

Net Profit (loss) before income tax               2,182,512         (2,122,835)

Income tax provision (Note 7)                            -                  -
                                          ------------------  ------------------
Net income (loss)                             $   2,182,512       $ (2,122,835)
                                          ==================  ==================
Earnings per share                                    0.264             (0.368)
                                          ==================  ==================

Weighted average common shares
outstanding *                                     8,277,552          5,765,647
                                          ==================  ==================

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                 For the Years Ended December 31, 2001 and 2000


                                  $.0001 Par Value                   $.001 Par                Accumulated
                                   Common Stock                        Value    Additional       Other
                                      Number              Number     Preferred   Paid-In    Comprehensive   Accumulated
                                    of Shares    Amount   of Shares    Stock     Capital    Income/(Loss)     Deficit        Total
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1999        5,508,203   $55,082    329,621        $330  $ 9,154,352         -     $(14,795,810) $(5,586,047)

Issuance of Shares for:
Subscription receivable               300,000     3,000                           1,797,000                               1,800,000
Consulting services                   387,500     3,875                             771,125                                 775,000
Legal services                        363,078     3,631                             506,628                                 510,259
Collateral on loan (restricted)       300,000     3,000                              (3,000)                                     -

Net loss for the year ended                                                                                 (2,122,835)  (2,122,835)
Unrealized loss on securities                                                                 (106,651)                    (106,651)
Total Comprehensive income (loss)                                                                                        (2,229,486)
                                  --------------------------------------------------------------------------------------------------
Balance at December 31,2000         6,858,701   $68,588    329,621        $330  $12,226,105   (106,651)   $(16,918,645) $(4,730,274)

Issuance of Shares for:
Exercise of options                    10,000       100                                (100)                                     -
Acquisition of Prime Enterprises      233,330     2,333                             230,997                                 233,330
Acquisition of Jim Butler
   Performance                      1,000,000    10,000                             637,296                                 647,296
Consulting services                   540,500     5,405                             182,095                                 187,500
Legal services                        236,402     2,364                             102,430                                 104,794
Collateral on liquor license          500,000     5,000                              (5,000)                                     -
Bonuses                               475,000     4,750                             470,250                                 475,000

Net income for the year ended                                                                                2,182,512    2,182,512
Unrealized loss on securities                                                                  (19,921)                     (19,921)
Total Comprehensive income (loss)                                                                                         2,162,591
                                  --------------------------------------------------------------------------------------------------
Balance at December 31,2001         9,853,933   $98,540    329,621        $330  $13,844,073   (126,572)   ($14,736,133)   $(919,763)
                                  ==================================================================================================

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                        2001           2000
                                                    ------------   ------------
Reconciliation of net loss provided by (used in) operating activities:

Net Income (Loss)                                   $ 2,182,512    $ (1,950,133)

Non-cash items:
     Depreciation and amortization                       12,627              -
     Non-cash services through issuance of stock        767,294       1,285,259

Changes in assets affecting operations - (increase) decrease
     Accounts receivable                                  8,447              -
     Inventory                                           75,013              -
     Notes receivables                                  (44,503)             -

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                   (47,995)             -
     Accrued payroll and related                        100,324          19,750
     Income Tax Payable                                  18,675              -
     Accrued interest                                   (86,888)        308,608
                                                    ------------   ------------
Net cash provided by (used in) operating activities   2,985,506        (336,516)
                                                    ------------   ------------
Cash flows from financing activities:
     Write-off of Debentures                         (3,350,000)             -
     Proceeds from issuance of stock                         -          654,723
     Payment on Long-Term Debt                          232,502
     Repayment of debt                                       -         (294,365)
                                                    ------------   ------------
Net cash provided by (used in) financing activities  (3,117,498)        360,358

Cash flows from investing activities:
     Purchase of Fixed Assets                            (6,230)             -
     Proceeds from sale of marketable securities        104,751              -
                                                    ------------   ------------
Net cash provided by (used in) investing activities      98,521              -
                                                    ------------   ------------
Increase (decrease) in cash                             (33,471)         23,842

Cash - beginning of period                               24,007             165

Cash - end of period                                $    (9,464)   $     24,007
                                                    ============   ============
Schedule of Non-Cash Investing and Financing Transactions

Purchase of assets through issuance of shares           683,330              -
                                                    ============   ============
Debt paid through issuance of stock                          -               -
                                                    ============   ============
Stock issued for services                               767,294       1,285,259
                                                    ============   ============

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of business and business combinations

      AmeriResource Technologies, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc. In February 2002, the Company agreed to a 100 to 1 reverse split of common stock. These financial statements reflect the reverse split in the financial statements and these notes.

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

      On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 1,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom automobile motors. The results of operations for the 3 months ended December 31, 2001 are included in the consolidated financial statements.

      Effective July 1, 1998, the Company acquired First Americans Mortgage Corporation (First Americans) in an agreement for the exchange of stock. The two shareholders of First Americans transferred 100% of their shares in exchange for 4,500,000 shares of the Company's stock (see Note 2). First Americans was incorporated on July 31, 1995 in Missouri. On December 31, 1999, the Company sold 100% of the shares of First Americans to an officer of First Americans for $30,000 note receivable. This note is payable to the Company over 5 years at the prime interest rate. These consolidated statements include First Americans activity from July 1, 1998 through December 31, 1999.

      On May 13, 1994, the Company entered into an agreement to acquire Tomahawk Construction Company, a Missour corporatioin (Tomahawk). The acquisition, which was completed on July 27, 1994, was accomplished by merging Tomahawk into a wholly-owned subsidiary of the Company. Tomahawk then became a subsidiary of the Company. This transaction has been treated as a reverse acquisition.

      Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk had no operations during 1999, 2000 or 2001.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


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

      Principles of consolidation

      The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Jim Butler Performance, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

      Cash and cash equivalents

      For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

      Escrow funds

      The escrow fund was established solely for the proceeds of securities sold by the Company. Upon termination of the financing agreement with Jay Dello, approximately $400,000 was removed from this account by Jay Dello, JD Guidace, Gerald Delguidice and/or his associates without the authorization of either Delmar A. Janovec or the Company. The Company filed a complaint with the Federal Bureau of Investigation in February 2001 regarding this matter.

      Oil and gas properties

      The oil and gas properties consist of the rights to certain leased oil rights that has a value exceeding $10,000,000. These assets have been written down to $1,700,000, the value of the note receivable recorded related to this asset.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Property, Plant and Equipment

      The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2000 and 2001, was $0 and $12,627, respectively.

      Stock Subscription Receivable

      The Company issued stock in exchange for a stock subscription receivable. Since the receivable was considered uncollectible, it was written off during 2000.

      Gain on Settlement of Debt

      On July 9, 1999, the Company entered into a settlement agreement with Industrial State Bank. This agreement reduces the note in the amount of $1,071, 214 with related accrued interest of $123,789 be reduced to $200,000. The $200,000 was subsequently paid off with proceeds from the sale of common stock ($120,000) and by an officer of the Company ($80,000). This settlement resulted in $995,093 gain on settlement of debt recorded in the financial statements.

      Convertible Debentures

      The convertible debentures were issued in the purchase of The Travel Agent's Hotel Guide, Inc and are guaranteed by Lexington Sales Corporation, Ltd. These debentures pay interest of 7% per year (cumulative), payable at the time of each conversion until the principal amount is paid in full or has been converted. The debentures convert into shares of the Company's common stock (par value $.0001) at any time after December 14, 2001. After December 14, 2001, the debentures can be converted in whole or part. The number of shares issuable upon conversion is determined by dividing the principal converted plus accrued interest (less any required withholding) by the conversion price in effect on the conversion date. The conversion price is the average bid closing price of the Company's common stock for the five trading days immediately preceding and ending on the day preceding the date of conversion. Due to non-performance of the contract by Seller, the Company has considered the contract to be void and is canceling the debentures as of June 30, 2001. All debt and accrued interest has been written off to Other Income.

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

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income tax

      For the years ended December 31, 2001 and 2000, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

      Loss per common share

      Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be anti-dilutive.

      Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of- interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Segments of an Enterprise and Related Information

      Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

2.    ACQUISITIONS

      On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Million (1,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seventy Hundred Fifty Thousand (750,000) Shares being issued to Covah and the remaining Two Hundred Fifty Thousand (250,000) Shares being issued to WBI. The amount of Shares was determined by the closing trading price of the Common Stock for September 25, 2001. Pursuant to a Stock Option Agreement ("Option Agreement") executed by and between the Company and WBI on the same date, the Company granted an option to WBI to purchase Five Hundred Thousand (500,000) shares of Common Stock at an exercise price equal to the average closing trading price of the Common Stock for thirty (30) days prior to the date of closing the acquisition of JBP. The Company executed a promissory note ("Note") on the same date to pay WBI Three Hundred Fifty Thousand dollars ($350,000) over a term of one year with interest accruing at the annual rate of seven percent (7%). The promissory note can be converted to stock upon mutual consent of both parties.

      The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

                  Accounts Receivable     $   82,146
                  Inventory                  316,306
                  Building                   172,900
                  Land                        60,000
                  Goodwill                    15,223
                  Accounts Payable        (  196,575)
                                          -----------
                  Net Assets Acquired     $  450,000
                                          ===========

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


2.    ACQUISITIONS (CONTINUED)

      Of the $15,223 of acquired goodwill, all is being assigned to customer lists and name identification. The goodwill will be reviewed annually and amortized over an expected life of between 3 to 5 years.

3.    RELATED PARTY TRANSACTIONS

      At December 31, 2001 and 2000, the Company had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest.

      The following transactions occurred between the Company and its stockholders and its affiliated companies:

      The following is a table summarizing the related party transactions described above:

                                                For the Years Ended
                                                    December 31,
                                           --------------------------------
                                                2001             2000
                                           --------------   ---------------
Receivables                                $          -     $           -
                                           --------------   ---------------
Note receivable - current                  $          -     $           -
                                           --------------   ---------------
Accrued interest on notes payable          $     306,623    $      241,902
                                           --------------   ---------------
Notes payable - current                    $   1,033,630    $      820,649
                                           --------------   ---------------
Notes payable - non-current                $          -     $           -
                                           --------------   ---------------
Interest expense on notes payable          $      87,003    $       59,049
                                           --------------   ---------------

4.    NOTES RECEIVABLE

Notes receivable from Nevstar, bearing interest at 8%,
   due on demand.                                                   13,467

Note receivable from Wasatch Business, Inc., non-interest
   bearing, due on demand.                                          43,036

Notes receivable from First Americans Mortgage Corp,
   bearing interest at the prime rate, principal and
   interest payments due December 31, starting December
   31, 2000 through December 31, 2004.                              18,000
                                                            ---------------
      Total Notes Receivable - Other                                74,503

      Less current portion                                         (74,503)

Total Notes Receivable                                      $           -
                                                            ===============

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


5.    NOTES PAYABLE

      The Company had the following notes payable:

      Related Party:

          Note payable to David Butler, unsecured, bears interest
          at 8% and is due on demand                                50,000

          Note payable to an officer, unsecured.  Note bears
          interest at 8% and is due on demand.                     983,630
                                                            ---------------
              Total notes payable - related parties              1,033,630

              Less current portion                              (1,033,630)
                                                            ---------------
              Long-term portion                             $          -
                                                            ===============
      Others:

          Note dated August 31, 1998, payable to American
          Factors in the original amount of $430,924, secured
          by 3,000,000 shares of the Company's common stock
          The note bears interest at 15%.                          308,692

          Notes payable to various subcontractors and suppliers
          for goods and services provided in contracts. The
          notes have no interest rate and are paid to the
          extent a payment for providing services or goods on
          specified contracts are collected. This debt is under
          class 7 of the Plan of Reorganization and is to be
          paid from cash flows of Tomahawk.                        466,643
                                                            ---------------
              Total notes payable                                  775,335

              Less current portion                                (613,143)
                                                            ---------------
              Long-term portion                             $      162,192
                                                            ===============

      Maturities of notes payable at December 31, 2001, are as follows:

            Year Ended
            December 31,
               2002                       613,143
               2003                       130,000
               2004                        32,192
               2005                         - 0 -
            Thereafter                      - 0 -
                                    $     775,335
                                    ==============

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001

6.    STOCKHOLDERS' EQUITY

      Options

      During 2000, the Company issued options to an officer to purchase 3,000 shares of common stock at $.01 per share in exchange for services. These options expire on July 1, 2002. During 2001, 10,000 shares were issued as a result of the exercise of these options.

      As part of the acquisition of Jim Butler Inc., the Company issued 5,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 15,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. The options will be issued for every one million in gross sales added to the Company's gross revenue WBI would be granted three million in option shares. These options expire on September 25, 2004.

      Common stock

      The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During 2001, the Company issued the following shares of common stock:

            1. 540,500 shares of common stock were issued for consulting services valued at $187,500. These shares were valued between $1.00 and $.30 per share

            2. 475,000 shares of common stock were issued for bonus compensation. These shares were issued at $1.00 per share.

            3. 236,402 shares of common stock were issued for legal services valued at $104,794. These shares were valued between $1.00 and $.30 per share.

            4. 233,330 shares of restricted common stock to acquire a 9% interest in Prime Enterprises (Prime). Prime owns and operates restaurants. These shares were valued at $1.00 per share.

            5. 10,000 shares of common stock were issued as the result of the exercise of options.

            6. 1,000,000 shares of common stock were issued as the result of the acquisition of Jim Butler Enterprises Inc. in September 2001. The shares were valued at $450,000.

            7. 500,000 shares of common shares were issued as collateral for a liquor license associated with Prime.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


6.    STOCKHOLDERS' EQUITY (CONTINUED)

      Preferred stock

      The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

      Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At December 31, 2001, the amount of dividends in arrears on the preferred stock was $1,780,432. The majority of the interest (approx 90%) owed on the dividends in the arrears are owed to Delmar Janovec, the President and majority stockholder.

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

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001


8.    OTHER COMMITMENTS AND CONTINGENCIES

      The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

      The Company is currently covered adequately for general liability and workmen's compensation insurance meeting the standard limits that are customary in the industry. However, due to the nature of the Company's business, the Company has historically been able to procure insurance, but there is no assurance such insurance will be adequate or that it will be renewable or remain available in the future.

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

      The IRS and the Company have been trying to resolve the outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the closed down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until the amount of approximately $282,000, constituting principal an interest, is paid in its entirety. Clawson has made payments of approximately $50,000, to date.

      In February 1996, American Factors Group, LLC ( American Factors ) filed suit against the Company and certain subsidiaries for breach of contract and fraud in the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July of 1998. As a result of this arbitration proceeding, the Company executed a settlement and release agreement whereby it agreed to pay $422,066 in exchange for dismissal of all claims against it and certain of its subsidiaries. The amount is to be paid by the Company in weekly payments of not less than $2,500 which has been orally modified several times since August 10, 2000.

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

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001

8.    OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In November of 1998, an action was filed against the Company in the District Court of Johnson County, Kansas. The plaintiff, Industrial State Bank, claims it was owed for nonpayment on a line of credit in the amount of $1,071,000, which matured in August of 1998. The Company filed a counter action against Industrial State Bank for misappropriations of funds. The parties reached a settlement on July 9, 1999 in which Industrial State Bank agreed to accept from the Company and Delmar & Marilyn Janovec, $200,000 plus 27,600 shares of the Company's common stock in exchange for the Bank's forgiveness of the Company's debt of $1,071,214, which included accrued interest. The cash payment of $100,000 was paid on or about July 16, 1999, and the second payment was due on August 30, 1999. The note securing the second payment was extended to December 15, 1999 for an additional payment of $20,000. The Company and Mr. Janovec made additional payments of $40,000 during the third quarter and paid the remaining balance of $60,000 on or about December 15, 1999. Mr. Janovec transferred shares of Series A & B Preferred stock that was converting into 27,600 shares of the Company's common stock to Industrial State Bank. The settlement with Industrial State Bank has been paid in full.

      The Company cancelled the debenture to in June of 2001 therefore, considers the guarantee to be cancelled and voided. Due to the cancellation of the debenture there is no obligation by the Company to Lexington Sales Corporation.

9.    MARKETABLE SECURITIES

      At December 31, 2001 marketable equity securities are stated at their lower of aggregate cost or market value. No unrealized or realized holding gains occurred during the fiscal year ended December 31, 2001. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 2001.

                                                            2001
                                                        ------------
        Marketable securities available for sale:
        100,000 shares of BibNet                              1,000
        1,532,983 shares of Wichita Development Corp         15,329
        124,326 shares of restricted common stock,
        Oasis Hotels and Casino International (formerly
        Flexweight Corporation)                                 621
                                                        ------------
        Total marketable securities                     $    16,950
                                                        ============


10    GOING CONCERN UNCERTAINTY

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

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001

10.   GOING CONCERN UNCERTAINTY (CONTINUED)

      It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

11.   BANKRUPTCY PROCEEDINGS OF SUBSIDIARY

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

12.   SUBSEQUENT EVENTS

      On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock". Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of $2.00 which is the Series C redemption rate by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

      On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 750,000 shares of its Preferred Stock as "Series D Preferred Stock". Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $.001 per share with interest of 8% per annum. The holders of the Series D shall be entitled to receive $.001 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

      Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends in the approximate amount of $1,600,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                  Proforma Condensed Consolidated Balance Sheet
                                   (Unaudited)
                            As of September 30, 2001


A S S E T S                                    Historical Financial
                                                    Statements
                                             ------------------------
                                                                      Pro Forma
                                                        Pro Forma     Financial
                                    ARET    Jim Butler   Adjustments  Statements
                                 -----------------------------------------------
Current Assets
Cash                             $  19,444  $      -     $       -    $  19,444
Accounts Receivable                    -       82,146
Inventory                              -      316,306
Notes receivable - other           36,233          -                     36,233
                                 -----------------------------------------------
     Total Current Assets          55,677     398,452            -      454,129

Fixed Assets
Property and equipment, net         6,191     221,897            -      221,897
                                 -----------------------------------------------
     Total Fixed Assets             6,191     221,897            -      221,897

Other Assets
Oil & Gas Property              1,700,000                             1,700,000
Investment in Prime Exterprises   233,330                               233,330
Marketable Securities              49,065          -             -       49,065
                                 -----------------------------------------------
     Total Other Assets         1,982,395          -                  1,982,395

     Total Assets              $2,044,263     620,349      $     -   $2,664,612
                                ================================================













              See notes to Proforma Condensed Financial Statements

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                       Proforma Condensed Consolidated Balance Sheet
                                   (Unaudited)
                            As of September 30, 2001

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

                                               Historical Financial
                                                    Statements
                                             ------------------------
                                                                      Pro Forma
                                                        Pro Forma     Financial
                                    ARET    Jim Butler  Adjustments   Statements
                                 -----------------------------------------------
Current Liabilities
Accounts Payable                 $346,787   $169,430    $       -     $ 516,217
Bank Overdraft                         -      27,145                     27,145
Notes Payable                   1,587,273                             1,587,273
Accrued payroll                   331,431                               331,431
Accrued Interest                  594,187                               594,187
Other taxes payable                17,285         -                      17,285
                                 -----------------------------------------------
     Total Current Liabilities  $2,876,963  $196,575    $        -   $3,073,538

Commitments and contingencies      105,000                              105,000


Stockholders' Equity
Preferred Stock                        330                                  330
Common Stock, (5,000 actual
    shares)                         85,044     1,000        (1,000)      85,044
Paid In Surplus                 13,279,416        -        422,774   13,702,190
Contributed Capital                     -    136,909      (136,909)          -
Accumulated other comprehensive
    income                        (142,901)       -             -      (142,901)
Retained Earnings              (14,159,589)  285,865      (285,865) (14,159,589)
                                 -----------------------------------------------
                                 $(937,700) $423,774     $      -    $ (513,926)
Total Liabilities and
   Stockholders' Equity         $2,044,263  $620,349     $      -    $2,664,612
                                 ===============================================

Retroactively Restated








              See notes to Proforma Condensed Financial Statements

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
             Proforma Consolidated Condensed Statement of Operations
                                   (unaudited)
               For the Nine Month Period Ended September 30, 2001

                                               Historical Financial
                                                    Statements
                                             ------------------------
                                                                      Pro Forma
                                                        Pro Forma     Financial
                                    ARET    Jim Butler  Adjustments   Statements
                                 -----------------------------------------------

Sales of products and services   $      -   $1,442,184  $       -     $1,442,184
Cost of Sales                                  944,922                   944,922
                                 -----------------------------------------------
Gross Profits                           -      497,262          -        497,262

Selling, general and
    administrative expenses        797,227     418,034          -      1,215,261
                                 -----------------------------------------------
Income from operations            (797,227)     79,228          -      (717,999)

Interest Income                      3,185          -           -          3,185
Gain on extinguishment of Debt   3,581,839          -           -      3,581,839
Interest Expense                  (117,194)     (2,643)                  (2,643)
Other Income                        88,453          -           -         88,453
                                 -----------------------------------------------
Income (Loss) from Continuing
    Operations                   2,759,056      76,585          -      2,835,641

Income Tax                              -           -           -             -
                                 -----------------------------------------------

Net Income                      $2,759,056     $76,585   $      -     $2,835,641
                                 ===============================================















                   See notes to Proforma Condensed Financial Statements

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
        Notes to Proforma Condensed Consolidated Financial Statements
                                 (Unaudited)
                           As of September 30, 2001


(A) The balance sheet in this Pro Forma Condensed Consolidated Financial Statements include the historical amounts of the AmeriResource Technologies, Inc. (ARET) (a Delaware Corporation) and the historical figures of Jim Butler Performance, Inc. (a Tennessee Corporation) as of September 30, 2001, after the merger of two companies. Certain equity account has been adjusted to reflect the merger.

CLYDE BAILEY P.C.
                                                     Certified Public Accountant
                                                        10924 Vance Jackson #404
                                                        San Antonio, Texas 78230
                                                            (210) 699-1287(ofc.)
                                           (888) 699-1287   (210) 691-2911 (fax)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

Board of Directors
Jim Butler Performance, Inc.



                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Jim Butler Performance, Inc. (Company) as of December 31, 2000 and September 30, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year ended December 31, 2000 and September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and September 30, 2001 and the results of its operations and its cash flows for the year ended December 31, 2000 and September 30, 2001 in conformity with generally accepted accounting principles


                                /s/ Clyde Bailey
                                Clyde Bailey P.C.
San Antonio, Texas
March 26, 2002

                           Jim Butler Performance Inc.
                           Consolidated Balance Sheet

                                     ASSETS

                                            September 30, 2001 December 31, 2000
                                             ----------------  ----------------
Current Assets:
            Accounts receivable, net                   82,146            70,966
            Inventory                                 316,306           159,864
                                             ----------------  ----------------
            Total current assets                      398,452           230,830

Fixed Assets
            Building                                  172,900           172,900
            Land                                       60,000            60,000
            Accumulated depreciation                  (11,003)           (6,287)
                                             ----------------  ----------------
            Net fixed assets                          221,897           226,613

Total Assets                                          620,349           457,443
                                             ================  ================

                                   LIABILITIES

Current Liabilities

            Accounts payable                          169,430            64,995
            Bank Overdraft                             27,145            38,341
            Note Payable - Related party                    0             6,918
                                             ----------------  ----------------
            Total current liabilities                 196,575           110,254

Equity
            Common Stock                                1,000             1,000
            Contributed Capital                       224,479           224,479
            Retained earnings                         198,295           121,710
                                             ----------------  ----------------
            Total stockholder' equity                 423,774           347,189
                                             ----------------  ----------------
Total Liabilities and Stockholder's equity            620,349           457,443
                                             ================  ================

                          Jim Butler Performance, Inc.
                      Consolidated Statement of Operations


                                            For the Nine       For the Twelve
                                            Months Ended        Months Ended
                                          September 30, 2001  December 31, 2000
                                          -----------------   -----------------
Net service income                                1,442,184           1,456,958

Cost of goods sold                                  944,922           1,099,427
                                          -----------------   -----------------
      Gross profit                                  497,262             357,531

Operating expenses
      General and administrative                    232,624             130,622
      Officer Salary                                 37,530              50,040
      Equipment rental                               13,119              22,058
      Advertising                                    31,305              39,623
      Salaries                                       98,741             126,952
      Depreciation                                    4,715               6,287
                                          -----------------   -----------------
Total Operating expenses                            418,034             375,582

Operating income (loss)                              79,228            (18,051)

Other income (expense)
      Interest income                                     -                   -
      Interest expense                              (2,643)            (10,476)
                                          -----------------   -----------------
Total other income (expense)                        (2,643)            (10,476)

Net income                                           76,585            (28,527)
                                          =================   =================

                                Jim Butler Performance Inc.
                             Statement of Stockholders' Equity

                                    Common Stock
                                            $ 0.00 Par   Contributed     Retained
                                 Shares       Value        Capital       Earnings          Total
                              -------------------------  -----------   -------------   -------------
Balance January 1, 2000           1,000         1,000      174,440         150,237         325,677

Net Income                                                                 (28,527)        (28,527)
                              -------------------------  -----------   -------------   -------------
Balance December 31, 2000         1,000         1,000      174,440         121,710         297,150

Net Income                                                                  76,585          76,585
                              -------------------------  -----------   -------------   -------------
Balance September 30, 2001        1,000         1,000      174,440         198,295         373,735
                              =========================  ===========   =============   =============


                           Jim Butler Performance Inc.
                             Statement of Cashflows

                                                         For the Nine        For the Twelve
                                                         Months Ended         Months Ended
                                                       September 30, 2000   December 31, 2000
                                                       ------------------   -----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                    $        76,585       $    (28,527)
    Adjustments to reconcile net income to net
        cash provided (used) by operating activities
    Depreciation                                                   4,715              6,287
    Change in operating assets and liabilities
        Accounts receivable                                      (11,180)           (58,140)
        Inventory                                               (156,442)           128,542
        Accounts payable                                         104,435            (98,480)
                                                       ------------------   -----------------
Net Cash Provided (Used) by Operating Activities                  18,113            (50,318)

Cash Flows from Investing Activities:
    Equipment Purchases                                               -                  -
                                                       ------------------   -----------------
Net Cash Provided (Used) by Investing Activities                      -                  -

Cash Flows From Financing Activities
    Note proceeds-Related Party                                   (6,918)            24,559
                                                       ------------------   -----------------
Net Cash Provided by Financing Activities                         (6,918)            24,559

Net Increase(Decrease) in Cash                                    11,195            (25,759)

Cash  Balance Beginning of Year                                  (38,341)           (12,582)
                                                       ------------------   -----------------
Cash Balance  End of Year                                $       (27,145)           (38,341)
                                                       ==================   =================
Supplemental Disclosures of Cash
    Flow Information

Income Taxes Paid                                        $        62,913             16,096
                                                       ==================   =================
Interest                                                 $        20,200                 -
                                                       ==================   =================


                          Jim Butler Performance, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies

Organization
Jim Butler Performance Inc. ("the Company") was incorporated under the laws of the State of Tennessee for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Tennessee. The company has a total of 1,000 authorized common shares with a par value of $1.00 per share and with 1,000 shares issued and outstanding as of September 30, 2001. On September 26 2001 the Company entered into an acquisition agreement with AmeriResource Technologies Inc. (ARET) to exchange 100% of its stock in exchange for stock in ARET, a public Company.

Basis of Presentation
Although the Company was only formed in August 2001, these financial statements has been prepared as if the Company was formed January 1, 2000. Certain accounts have been reclassified to conform with a corporation. Primarily these accounts are the owner withdrawal account. The twelve month period ended December 31, 2001 and the nine month period ended September 30, 2001 has been shown.

Federal Income Tax
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory
Inventory is stated at cost. As of September 30, 2001 the inventory value at cost was $316,306 and $159,864 as of December 31, 2000

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when jobs been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. The Company uses the completed contract method rather than the percentage of completion method of accounting for revenue because the difference is immaterial both on an annual and quarterly basis. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expensing the actual expenses on the completed job. The

                          Jim Butler Performance, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Accounting Method (con't)

Company's jobs are consulting jobs and any recognition of losses are recognized in accordance with SFAS 5 which requires that losses are recognized when the loss is probable and can be reasonably estimated. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

Fixed Assets
Fixed Assets are recorded at cost and depreciated over the useful lives of the assets. The assets consist of land and buildings. Depreciation expense in the amount of $4,715 and $6,287 for the periods ended September 30, 2001 and December 31, 2000, respectively has been recorded.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets, liabilities and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                          Jim Butler Performance, Inc.
                         Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Long-lived assets consist primarily of property and equipment and note receivable, and other assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2000, there was no impairment of the Company's long-lived assets.

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

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants). The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

Note 2 - Acquisition Agreement

On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Million (1,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seventy Hundred Fifty Thousand (750,000) Shares being issued to Covah and the remaining Two Hundred Fifty Thousand (250,000) Shares being issued to WBI. The amount of Shares was determined by the closing trading price of the Common Stock for September 25, 2001. Pursuant to a Stock Option Agreement ("Option Agreement") executed by and between the Company and WBI on the same date, the Company granted an option to WBI to purchase Five Hundred Thousand (500,000) shares of Common Stock at an exercise price equal to the average closing trading price of the Common Stock for thirty (30) days prior to the date of closing the acquisition of JBP. The Company executed a promissory note ("Note") on the same date to pay WBI Three Hundred Fifty Thousand dollars ($350,000) over a term of one year with interest accruing at the annual rate of seven percent (7%).

                          Jim Butler Performance, Inc.
                          Notes to Financial Statements

Note 3  -  Accounts Payable

The amount of accounts payable consists mainly of trade payables and is considered is due in less than 60 days. As of September 30, 2001, the balance of accounts payable was $169,430 and $64,995 as of December 31, 2000.

Note 4  -  Bank Overdraft

The book balance of the bank accounts was a negative $27,145 and a negative $38,341 as of September 30, 2001 and December 31, 2000. This amount has been reclassified to a current liability.

Note 5 - Related Parties

The principal shareholder, Jim Butler, has certain benefits from the Company in the form of salary, company auto, and other benefits provided by the Company.

Note 6 - Income Taxes

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

Note 7  -  Subsequent Events

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2001, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

                                   PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

      Directors, Executive Officers and Control Persons

      Name              Age      Position(s) and Office(s)

      Delmar Janovec    53       President, Chief Executive Officer and Director
      Rod Clawson       47       Director

      Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company. He has served as the president and manager of the Company's subsidiary, Tomahawk Construction, Inc., since April 1980. Mr. Janovec also serves on the board of directors of NevStar Gaming and Entertainment Corporation. He is a descendant of the Mdewakanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe and has over twenty years of experience in the construction industry as a general foreman, superintendent, project manager, and estimator. Mr. Janovec attended undergraduate studies at Kansas State University.

      Rod Clawson has been with the Company since October 1, 1993 and served as vice president of the Company and president of KLH Engineers & Constructors, Inc., the Company's former subsidiary, until June 1, 1998. On August 10, 1995, Mr. Clawson was appointed to the Company's board of directors. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. He has served as Region Manager of Sales for Analytical Surveys, a mapping company, since 1997. Mr. Clawson is a graduate of Regis University.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2001, 2000 and 1999. The following table provides summary information for the years 2001, 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

SUMMARY COMPENSATION TABLES

                 Annual Compensation
-----------------------------------------------------
     Name and                                                Other Annual
Principal Position  Year    Salary ($)     Bonus ($)       Compensation ($)
---------------------------------------- --------------------------------------
  Delmar Janovec,   2001   $100,000 (1)   $305,000 (2)          - 0 -
     President
---------------------------------------- --------------------------------------
  Delmar Janovec,   2000   $100,000 (1)    - 0 - (2)            - 0 -
     President
---------------------------------------- --------------------------------------
  Delmar Janovec,   1999   $81,000 (1)     - 0 - (2)            - 0 -
     President
---------------------------------------- --------------------------------------

      (1) Delmar Janovec has accrued, but not been paid, an annual salary since 1996. Mr. Janovec was issued shares of the Company's Common Stock and preferred stock as more fully described in footnote 2 below.

      (2) On January 31, 2001, the Company's Board of Directors authorized the issuance of 305,000 shares (post-reverse) of Common Stock to Janovec as a bonus for his services over several years.


         Long Term Compensation
-----------------------------------------
             Awards              Payouts
-----------------------------------------

                         Restricted Securities Underlying LTIP     All Other
Name and Principal         Stock          Options/       Payouts  Compensation
     Position      Year Award(s)($)       SARs(#)          ($)        ($)
-------------------------------------------------------------------------------
 Delmar Janovec,   2001    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   2000    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   1999    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------

Compensation of Directors

      The Company's directors are not compensated for any meeting the board of directors which they attend.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of February 28, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common

Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of February 28, 2002, there were 9,892,194 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
  Title of Class        Name and Address of       Amount and Nature   Percent of
                         Beneficial Owner           of Beneficial      Class(1)
                                                    Ownership(1)
--------------------------------------------------------------------------------
   Common Stock       Claddagh Holdings, Inc.
($0.0001 par value)    1205 Spyglass Circle            500,000           5.1%
                      Palos Heights, IL 60463
--------------------------------------------------------------------------------
   Common Stock             Covah, Inc.
($0.0001 par value)    1435 So. Major Street           750,000           7.6%
                     Salt Lake City, UT 84115
                   Executive Officers & Directors
--------------------------------------------------------------------------------
   Common Stock         Delmar Janovec (2)
($0.0001 par value)4445 South Jones Blvd., Suite 2 77,113,692 (3)     88.6% (4)
                      Las Vegas, Nevada 89103
--------------------------------------------------------------------------------
   Common Stock           Rod Clawson (2)
($0.0001 par value)   19818 E. Prentice Ave.       1,290,000 (5)      11.5% (6)
                      Aurora, Colorado 80015
--------------------------------------------------------------------------------
   Common Stock    Directors and Executive Officers
($0.0001 par value)         as a Group               78,403,692         88.8%
                          (4 individuals)
--------------------------------------------------------------------------------

      (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

      (2) Please note that this shareholder owns preferred stock as more fully described in the following table.

      (3) Includes 76,923,077 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert his1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion.

      (4) Percentage is based upon the total 9,892,194 outstanding shares of Common Stock combined with the 77,113,692 shares of Common Stock beneficially owned by Janovec.

      (5) Includes 1,250,000 shares of Common Stock which Rod Clawson beneficially owns by virtue of his right to convert his 250,000 shares of the Company's Series D Preferred Stock to Common Stock. Holders of the Company's Series D Preferred Stock have the option, at any time, to convert their shares into one share of Common Stock and have voting rights equivalent to five (5) shares of Common Stock.

      (6) Percentage is based upon the total 9,892,194 outstanding shares of Common Stock combined with the 1,290,000 shares of Common Stock beneficially owned by Clawson.

      The following table sets forth, as of February 28, 2002 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

--------------------------------------------------------------------------------
    Series of          Name and Address of        Number of Shares    Percent of
 Preferred Stock        Beneficial Owner        Beneficially Owned (1)   Class
--------------------------------------------------------------------------------
    Series B             Tibor L. Nemeth
                     165 North Aspen Avenue          177,012 (2)        11.4%
                     Azusa, California 91702
--------------------------------------------------------------------------------
    Series C             Delmar Janovec
                  4445 South Jones Blvd., Suite 2   1,000,000 (3)       64.2%
                     Las Vegas, Nevada 89103
--------------------------------------------------------------------------------
    Series D               Rod Clawson
                     19818 E. Prentice Ave.          250,000 (4)         16.0%
                        Aurora, CO 80015
--------------------------------------------------------------------------------
                    All Executive Officers &
                      Directors as a Group            1,250,000          80.2%
--------------------------------------------------------------------------------

      (1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

      (2) These shares of Series B Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equivalent to one share of Common Stock.

      (3) These shares of Series C Preferred Stock may be converted into Common Stock of the Company on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion. The Series C Preferred Stock has voting rights equivalent to one share of Common Stock.

      (4) These shares of Series D Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equivalent to five (5) shares of Common Stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2001, the Company was indebted to its president, Delmar Janovec, in the amount of $983,630.

      On January 31, 2002, the Company's Board of Directors issued Mr. Janovec one million (1,000,000) shares of the Company's Series C Preferred Stock in exchange for his waiver of approximately $2,000,000 of debt the Company owed to him in connection with dividends earned on Series A and Series B Preferred Stock between 1995 and 1999.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

(b) The Company filed a Form 8-K on October 11, 2001 regarding the acquisition of Jim Butler Performance, Inc.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 2002.

                                          AmeriResource Technologies, Inc.

                                          /s/ Delmar Janovec
                                          ____________________________________
                                          Delmar Janovec, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                               Date

/s/ Delmar Janovec
_____________________   President, Chief Executive Officer  April 12th, 2002
Delmar Janovec          and Director

/s/ Rod Clawson
_____________________   Director                            April 12th, 2002
Rod Clawson

                               INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3(i)        *           Articles of Incorporation of the Company.

3(ii)       *           Bylaws of the Company.

10(i)       *           Definitive Agreement dated July 13, 2000 by and between
                        the Company acquired West Texas Real Estate and
                        Resources, Inc.

10(ii)      *           West Texas Real Estate and Resources, Inc. oil and gas
                        lease and addendum entered into on October 4, 1999

10(iii)     *           Acquisition Agreement dated September 26, 2001 by and
                        between the Company, Wasatch Business Investors, Inc.
                        and Covah, LLC

10(iv)      *           Stock Option Agreement dated September 26, 2001 by and
                        between the Company and Wasatch Business Investors, Inc.

10(v)       *           A September 26, 2001 Secured Promissory Note executed by
                        the Company

21          **          Subsidiaries of Registrant

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

** Filed herewith.

                                  EXHIBIT 21

                             LIST OF SUBSIDIARIES
                                      OF
                       AMERIRESOURCE TECHNOLOGIES, INC.

1.    Tomahawk Construction, Inc. was incorporated in Missouri.

2.    West Texas Real Estate & Resources, Inc. was incorporated in Texas.

3.    Jim Butler Performance, Inc. was incorporated in Tennessee.