Form 10QSB
period 2002-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2002-05-20
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

              3430 Russell Road, Suite 310, Las Vegas, Nevada 89120
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

               4445 South Jones, Suite 2, Las Vegas, Nevada 89103
               --------------------------------------------------
                 (Former Address of Principal Executive Offices)

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

      On May 13, 2002, there were 10,092,194 outstanding shares of the issuer's common stock, par value $0.0001.

      Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     Financial Statements.......................................1

      ITEM 2.     Management's Discussion & Analysis of Financial Condition and
                  Results of Operations......................................2

PART II - OTHER INFORMATION..................................................3

      ITEM 1.     Legal Proceedings..........................................3

      ITEM 4.     Submission of Matters to a Vote of Security Holders........5

      ITEM 6.     Exhibits and Reports on Form 8-K...........................5

INDEX TO EXHIBITS............................................................6

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                  A S S E T S

                                                     March 31,     December 31,
                                                       2002            2001
                                                   -------------   ------------
Current Assets:
      Cash and Cash Equivalents                     $         -     $        -
      Accounts Receivable, net                            86,121         73,699
      Inventory                                          277,819        241,293
      Notes receivable                                   116,943         74,503
                                                   -------------   ------------
          Total Current Assets                           480,883        389,495

Fixed Assets:
      Leasehold Improvements                               6,230          6,230
      Website                                             11,400              -
      Building                                           172,900        172,900
      Land                                                60,000         60,000
      Accumulated Depreciation                           (18,240)       (12,627)
                                                   -------------   ------------
          Net Fixed Assets                               232,290        226,503

Other Assets:
      Oil & Gas Property                               1,700,000      1,700,000
      Investment in Prime Enterprises                    233,330        233,330
      Marketable securities                                9,970         16,950
                                                   -------------   ------------
          Total Other Assets                           1,943,300      1,950,280
                                                   -------------   ------------
          Total Assets                              $  2,656,473    $ 2,566,278
                                                   =============   ============









The accompanying notes are integral part of Consolidated Financial Statements.

                       AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets

       L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T

                                                     March 31      December 31,
                                                       2002            2001
                                                   -------------   ------------
Current Liabilities
      Bank Overdraft                                $     26,035    $     9,464
      Accounts payable:
        Trade                                            437,490        397,798
        Related Party                                     70,413         70,413
      Notes payable - related party                    1,033,630      1,033,630
      Notes payable - current portion                    613,143        613,143
      Accrued payroll and related expenses               332,047        431,755
      Accrued interest:
        Related Party                                    325,036        306,623
        Other                                            392,416        387,182
      Income Tax Payable                                  17,285         17,285
                                                   -------------   ------------
          Total Current Liabilities                    3,247,495      3,267,293

Non-Current Liabilities:
      Notes Payable                                      162,192        162,192
      Commitments and contingencies                      105,000        105,000
                                                   -------------   ------------
          Total Other Liabilities                        267,192        267,192
                                                   -------------   ------------
          Total Liabilities                         $  3,514,687    $ 3,534,485
                                                   -------------   ------------

Stockholders' deficit
      Preferred stock, $.001 par value; authorized  $      2,080    $       330
      10,000,000 shares; issued and outstanding,
      2,079,621 shares and 329,621
      Common stock, $.001 par value; 1,000,000,000        99,212         98,540
      authorized shares; issued and outstanding,
      9,921,214 and 9,853,933 shares
      Additional paid-in capital                      13,962,481     13,646,777
      Accumulated deficit                            (14,746,970)   (14,538,837)
      Accumulated other comprehensive loss              (175,017)      (175,017)
                                                   -------------   ------------
          Total Stockholders' Deficit                   (858,214)      (968,207)
                                                   -------------   ------------
          Total Liabilities and Stockholders' Equity   2,656,473      2,566,278
                                                   =============   ============



The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                       For the quarter ended
                                                             March 31,
                                                   -----------------------------
                                                       2002            2001
                                                   -------------   -------------
Net service income                                  $   467,761    $         -

Cost of Goods Sold                                      275,564              -

          Gross Profit                                  192,197

Operating expenses
       General and administrative expenses              214,533         140,777
       Salaries                                          34,999
       Legal & Professional                              51,407              -
       Consulting                                        76,900         475,000
                                                   -------------   -------------
          Operating loss                               (185,642)       (615,777)

Other Income (Expense):
       Loss on sale of subsidiaries
       Gain on extinguishment of debt                         -               -
       Interest income                                        -           2,850
       Interest expense                                 (23,647)        (82,272)
       Gain on marketable securities                      1,156               -
                                                   -------------   -------------
          Total other income (expense)                  (22,491)        (79,422)

Net Income (loss) before income tax                    (208,133)       (695,199)

Income Tax Provision (Note 7)                                 -               -
                                                   -------------   -------------
Net Income (loss)                                   $  (208,133)    $  (695,199)
                                                   =============   =============
Earnings per share                                       (0.021)         (0.091)
                                                   =============   =============
Weighted average common shares                        9,903,203       7,611,530
outstanding                                        =============   =============



 The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                      For the three months ended
                                                              March 31
                                                      --------------------------
                                                          2002         2001
                                                      ------------  ------------
Reconciliation of net loss provided by (used in) operating activities

   Net income (loss)                                   $ (208,133)   $ (695,199)

   Non-cash items:
     Depreciation                                           5,613            13
     Non-cash services through issuance of stock           77,523       519,500

   Changes in assets affecting operations (increase)/decrease
     Accounts Receivable                                  (12,422)           -
     Inventory                                            (36,526)
     Notes Receivables                                    (42,440)       (7,401)

   Changes in liabilities affecting operations increase/(decrease)
     Accounts Payable                                      39,691
     Accrued Payroll and related expenses                 139,740
     Accrued Interest                                      23,647
     Other current liabilities                                 -         84,747
                                                      ------------  ------------
Net cash provided by (used in) operating activities       (13,307)      (98,340)

Cash flows from investing activities:
   Purchase of Fixed Assets                               (11,400)       (6,230)
   Proceeds from sale of marketable securities              8,136            -
                                                      ------------  ------------
Net cash provided by (used in) investing activities        (3,264)       (6,230)

Cash flows from financing activities:
   Proceeds from borrowing                                      -       134,000
   Proceeds from the sale of common stock                       -            -
   Repayment of debt                                            -       (40,000)
                                                      ------------  ------------
Net cash provided by (used in) financing activities             -        94,000

Increase (decrease) in cash                            $  (16,571)   $  (10,570)
                                                      ============  ============
Cash - beginning period                                $   (9,464)   $   24,007
                                                      ============  ============
Cash - end of period                                   $  (26,035)   $   13,517
                                                      ============  ============


 The accompanying notes are integral part of Consolidated Financial Statements.

              AmeriResource Technologies, Inc. and Subsidiaries
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 2002
                                  (Unaudited)


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

On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 1,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom high end engines for the racing industry specializing in Pontiac engines and distributes a line of associated parts.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

NOTE 3 - ACQUISITIONS

On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Million (1,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seven and Fifty Thousand (750,000) Shares being issued to Covah and the remaining Two Hundred Five Thousand (250,000) Shares being issued to WBI. The amount of Shares was determined by the closing trading price of the

Common Stock for September 25, 2001. Pursuant to a Stock Option Agreement ("Option Agreement") executed by and between the Company and WBI on the same date, the Company granted an option to WBI to purchase Five Hundred Thousand (500,000) shares of Common Stock at an exercise price equal to the average closing trading price of the Common Stock for thirty (30) days prior to the date of closing the acquisition of JBP. The Company executed a promissory note ("Note") on the same date to pay WBI Three Hundred Fifty Thousand dollars ($350,000) over a term of one year with interest accruing at the annual rate of seven percent (7%). The promissory note can be converted to stock upon mutual consent of both parties.

      The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

            Accounts Receivable     $   82,146
            Inventory                  316,306
            Building                   172,900
            Land                        60,000
            Goodwill                    15,223
            Accounts Payable          (196,575)
                                    -----------
            Net Assets Acquired     $  450,000
                                    ===========

      Of the $15,223 of acquired goodwill, all is being assigned to customer lists and name identification. The goodwill will be reviewed annually and amortized over an expected life of between 3 to 5 years.

NOTE 4 - STOCKHOLDERS' EQUITY

Options

      During 2000, the Company issued options to an officer to purchase 300,000 shares of common stock at $.01 per share in exchange for services. These options expire on July 1, 2002. During 2001, 100,000 shares were issued as a result of the exercise of these options.

      As part of the acquisition of Jim Butler Inc., the Company issued 500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 1,500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. The options will be issued for every one million in gross sales added to the Company's gross revenue WBI would be granted thirty thousand in option shares. These options expire on September 25, 2004.

Common stock

      The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2002, the Company issued the following shares of common stock:

      38,000 shares of common stock were issued for consulting services valued at $1,900. These shares were valued at $.05 per share.

      100,281 shares of common stock were issued for legal services valued at $5,014. These shares were valued at $.05 per share.

Preferred stock

      The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

      Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2002. Dividends are not payable until declared by the Company.

      On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock". Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

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

      Rod Clawson was issued 250,000 shares of the Series D Preferred Stock for consulting services relating to his activities as being director. The shares are being shown with a value of $75,000.

NOTE 5 - NOTES RECEIVABLE

The Company had the following notes receivable:

    Notes receivable from Nevstar, bearing interest at 8%,
      due on demand                                                      16,650

    Note receivable from Wasatch Business, Inc., non-interest
      bearing, due on demand                                             82,041

    Notes receivable from First Americans Mortgage Corp,
    bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000
    through December 31, 2004.                                           18,000
                                                                    ------------
       Total Notes Receivable - Other                                   116,943

       Less current portion                                            (116,943)
                                                                    ------------
       Total Notes Receivable                                        $       -
                                                                    ============

NOTE 6- NOTE PAYABLE

      The Company had the following notes payable:

      Related Party:

         Note payable to David Butler, unsecured, bears interest
         at 8% and is due on demand                                      50,000
         Note payable to an officer, unsecured.  Note bears
         interest at 8% and are due on demand.                        1,362,713
                                                                    ------------
            Total notes payable - related parties                     1,412,713

            Less current portion                                     (1,412,713)
                                                                    ------------
            Long-term portion                                        $       -
                                                                    ============

      Others:

         Note dated August 2, 2000, payable to American Factors,
         secured by 300,000 shares of the Company's common stock.
         The note bears interest at 9% and has been modified, verbally, with payments of no less than $20,000 per month. However,
         the Company is in discussions with AFG, to renegotiate the
         balance and terms of this note.                                308,692

         Notes payable to various subcontractors and suppliers for
         goods and services provided in contracts. The notes have no interest rate and are paid to the extent a payment for
         providing services or goods on specified contracts are
         collected. This debt is under class 7 of the Plan of
         Reorganization and is to be paid from cash flows of Tomahawk.  464,643
                                                                    ------------
             Total notes payable                                        773,335

             Less current portion                                      (773,335)
                                                                    ------------
             Long-term portion                                       $       -
                                                                    ============

      Maturities of notes payable at March 31, 2002, are as follows:

            2002              $   613,143
            2003                  130,000
            2004                   30,192
            2005                       --
            Thereafter                 --
                              ------------
                              $   773,335


NOTE 7 - GOING CONCERN UNCERTAINTY

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

ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

      This discussion contains forward-looking statements which involve the acquisition of technology, and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in the forward- looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

      The Company's operations for the first quarter of 2002 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"), and through its minority interest in Prime Enterprises 2001, LLC ("Prime").

      JBP concentrated on its core business of manufacturing high end racing engines and expanding the functionality of its existing website, www.jbp-pontiac.com. The website will have a link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events, and a technical section that will allow JBP's management to answer questions from car enthusiasts or hobbyists. The link is still under construction and is expected to be completed in approximately thirty (30) days. The new website is expected to increase JBP's revenue from sales of parts.

      Prime's sole acquisition is the Golden Steer Restaurant which has been in business since 1958 and is one of the oldest steak restaurants in Las Vegas. Prime continues to look for other acquisitions in the restaurant industry in Las Vegas as well as outside the State of Nevada.

      The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues and profitability.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month period ended March 31, 2002 as compared to that period in 2001.

      Revenue from the operations of the Company's wholly owned subsidiary, Jim Butler Performance, of $467,761 was realized during the first quarter of 2002. The Company did not generate any revenue during the three months ended March 31, 2001. The cost to generate these revenues, or the cost of goods sold, was $275,564 allowing a gross profit of $192,197. This gross profit, in part, allowed the Company to significantly decrease its net loss for the three months ended March 31, 2002 to $208,133 from $695,199 for the same period in 2001. This decrease in net loss is also attributable to a decrease in non-cash services through issuance of stock from $519,500 for the three months ended March 31, 2001 to $77,523 for the three months ended March 31, 2002.

      A decrease in operating expenses also contributed to the decrease in net loss. There was a total operating loss of $185,642 for the quarter ended March 31, 2002 as compared to $615,777 for the quarter ended March 31, 2001. This decrease is largely attributable to a decrease in consulting expenses from $475,000 for the three (3) months ended March 31, 2001 to $76,900 for the same period in 2002.

Liquidity and Capital Resources

      Although the Company's cash position has not improved during the quarter ended March 31, 2002, its current assets as of March 31, 2002 were $480,883 as compared to $389,495 as of December 31, 2001.

      Net cash used in operating activities decreased from $98,340 for the quarter ended March 31, 2001 to $13,307 for the same period in 2002. There was no cash used in, or provided by, financing activities for the first quarter of 2002 as compared to $94,000 provided by net financing activities in the first quarter of 2001.

      The Company has relied upon its chief executive officer for its capital requirements and liquidity. The Company has had recurring losses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

      o to the extent the Company secures a line of credit through vSource1 and receives any investor monies, American Factors Group, L.L.C. ("AFG") shall receive fifty percent (50%) of any such monies; and

      o the Company shall issue to AFG one hundred thousand (100,000) shares of the Company's Common Stock in consideration of the modification of the repayment conditions.

      As the Company's Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's president, has agreed to sell his personal shares of the Company's Common Stock to make the scheduled payment. In exchange for the issuance of 100,000 restricted shares of the Company's Common Stock, AFG extended the March 31, 2002 payment deadline to May 31, 2002. In the event the obligation is not paid in full by May 31, 2002, AFG would be entitled to proceed with any available proper legal action to collect on its judgment. At the time of this filing, AFG and the Company were discussing an additional sixty (60) day extension of the terms of the Second Addendum.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference.

      (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended March 31, 2002.


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

Dated: May 20, 2002

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
---         ---         -----------

3.1         *           Articles of Incorporation.

3.2         *           Bylaws.