Form 10QSB
period 2002-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2002-08-14
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

      On August 12, 2002, there were 35,412,194 outstanding shares of the issuer's common stock, par value $0.0001.

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     Financial Statements.......................................1

      ITEM 2.     Management's Discussion & Analysis of Financial Condition
                  and Results of Operations..................................2

PART II - OTHER INFORMATION..................................................4

      ITEM 1.     Legal Proceedings..........................................4

      ITEM 6.     Exhibits and Reports on Form 8-K...........................5

INDEX TO EXHIBITS............................................................7

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                   A S S E T S

                                                        June 30,    December 31,
                                                          2002         2001
                                                      ------------  -----------
Current Assets:
    Cash and Cash Equivalents                          $        -    $       -
    Account Receivable, Net                                              73,699
    Notes receivable - other                                86,938       74,503
    Inventory                                              227,490      241,293
                                                      ------------  -----------
          Total Current Assets                             314,428      389,495

Fixed Assets:
    Leasehold Improvements                                   6,230        6,230
    Land                                                    60,000       60,000
    Buildings and Other Fixed Assets                       184,300      172,900
    Accumulated Depreciation                               (12,640)     (12,627)
                                                      ------------  -----------
          Net Fixed Assets                                 237,890      226,503

Other Assets:
    Oil & Gas Property                                   1,700,000    1,700,000
    Investment in Prime Enterprises                             -       233,330
    Marketable securities                                      621       16,950
                                                      ------------  -----------
          Total Other Assets                             1,700,621    1,950,280
                                                      ------------  -----------
          Total Assets                                 $ 2,252,939   $2,566,278
                                                      ============  ===========












The accompanying notes are an integral part of Consolidated Financial
Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

        L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T

                                                        June 30,    December 31,
                                                          2001         2000
                                                      ------------  -----------
Current Liabilities
    Overdraft Cash Account                                  15,751        9,464
    Accounts payable:
       Trade                                           $   374,925   $  397,799
       Related Party                                        70,413       70,413
    Notes payable -related party                           732,729    1,033,630
    Notes payable -Other                                   745,643      613,143
    Accrued payroll and related expenses                   331,790      431,755
    Unearned Income                                         36,283           -
    Accrued interest:
       Related Party                                       325,036      306,623
       Other                                               392,416      387,182
    Income Tax Payable                                      17,285       17,285
                                                      ------------  -----------
          Total Current Liabilities                      3,042,271    3,267,294

Long Term Liabilities:
    Notes Payable                                          745,643      775,335
    Less: Current Portion                                 (745,643)    (613,143)
                                                      ------------  -----------
          Total Long Term Liabilities                           -       162,192
Other Liabilities:
    Convertible debentures                                      -            -
    Commitments and contingencies                          105,000      105,000
                                                      ------------  -----------
          Total Other Liabilities                          105,000      105,000
                                                      ------------  -----------
          Total Liabilities                            $ 3,147,271   $3,534,486
                                                      ------------  -----------

Stockholders' deficit
    Preferred stock $.001 par value; authorized
      10,000,000 shares; issued and outstanding,
      2,079,621 and 329,621 shares                     $     2,080   $      330
    Common Stock, $.0001 par value; 1,000,000,000
      authorized shares; issued and outstanding,
      26,737,194 and 9,853,933 shares                        2,674          985
    Additional paid-in capital                          14,163,189   13,744,332
    Accumulated deficit                                (15,062,275) (14,538,838)
    Accumulated other comprehensive loss                        -      (175,017)
                                                      ------------  -----------
          Total Stockholders' Deficit                     (894,332)    (968,208)
                                                      ------------  -----------
          Total Liabilities and Stockholders' Equity     2,252,939    2,566,278
                                                      ============  ===========


The accompanying notes are an integral part of Consolidated Financial
Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                         For the quarter ended      For the six months ended
                                                June 30,                    June 30,
                                       --------------------------  --------------------------
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Net service income                      $   140,948   $        -    $   333,145   $        -

Operating expenses
    General and administrative expenses     169,370        50,172       435,310       190,949
    Consulting                               28,900       156,396       105,800            -
    Employee Salaries & Bonuses              37,849         4,379        72,848       479,379
                                       ------------  ------------  ------------  ------------
        Operating loss                      (95,171)     (210,947)     (280,813)     (670,328)

Other Income (Expense):
    Gain on extinguishment of debt               -      3,366,460            -      3,366,460
    Interest income                              -             -             -          2,850
    Interest expense                        (46,217)      (22,542)      (69,864)     (104,814)
    Gain (loss) on marketable securities   (173,916)       75,022      (172,760)       75,022
                                       ------------  ------------  ------------  ------------
        Total other income (expense)       (220,133)    3,418,940      (242,624)    3,339,518

Net Income (loss) before income tax        (315,304)    3,207,993      (523,437)    2,669,190

Income Tax Provision                             -             -             -             -
                                       ------------  ------------  ------------  ------------
Net Income (loss)                          (315,304)    3,207,993      (523,437)    2,669,190
                                       ============  ============  ============  ============
Earnings per share                            (0.03)         0.39         (0.05)         0.32
                                       ============  ============  ============  ============
Weighted average common shares           12,391,954     8,267,533    11,122,944     8,267,533
outstanding                            ============  ============  ============  ============









The accompanying notes are an integral part of Consolidated Financial
Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                       For the six months ended
                                                               June 30
                                                      --------------------------
                                                         2002           2001
                                                      -----------   ------------

Reconciliation of net loss provided by (used in) operating activities:

    Net income (loss) after extraordinary loss         $ (523,437)   $2,669,190

    Non-cash items:
       Depreciation                                            13            26
       Non-cash services through issuance of stock         34,000       665,500
       Gain/(Loss) on sale of marketable securities       174,537       (75,022)

    Changes in assets affecting operations (increase) / decrease
       Inventory                                           13,803            -
       Account Receivable                                  73,699            -
       Note Receivable                                    (12,435)           -
       Other receivables                                       -         (9,910)

    Changes in liabilities affecting operations increase / (decrease)
       Accounts payable                                   (22,874)           -
       Accrued payroll expenses                           (99,965)           -
       Unearned income                                     36,283            -
       Accrued interest                                    23,647            -
       Other current liabilities                               -        (69,707)
                                                      -----------   ------------
Net cash provided by (used in) operating activities      (302,729)    3,180,077

Cash flows from investing activities:
    Purchase of Fixed Assets                              (11,400)       (6,230)
    Reduction of Investment in Prime Enterprises          233,330             0
    Proceeds from sale of marketable securities             9,293        81,273
                                                      -----------   ------------
Net cash provided by (used in) investing activities        231,223       75,043

Cash flows from financing activities:
    Gain on extinguishment of debt                              -    (3,350,000)
    Proceeds from borrowing                               132,500       234,360
    Repayment of debt                                     (66,660)     (130,000)
                                                      -----------   ------------
Net cash provided by (used in) financing activities        65,840    (3,245,640)

Increase (decrease) in cash                             $  (5,666)    $   9,480
                                                      ===========   ============
Cash- beginning period                                  $  (9,464)    $  13,447
                                                      ===========   ============
Cash- end of period                                     $ (15,130)    $  22,927
                                                      ===========   ============



The accompanying notes are an integral part of Consolidated Financial
Statements.

              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                  (Unaudited)

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

On September 26, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 1,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom high end engines for the racing industry specializing in Pontiac engines and distributes a line of associated parts.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Jim Butler Performance, Inc., West Texas Real Estate & Resources, Inc. and Tomahawk Construction Company. All material inter-company transactions and accounts have been eliminated in consolidation.

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

NOTE 4 - STOCKHOLDERS' EQUITY

Options

During 2000, the Company issued options to an officer to purchase 30,000 shares of common stock at $.01 per share in exchange for services. These options expire on July 1, 2002. During 2001, 100,000 shares were issued as a result of the exercise of these options.

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

Common stock

The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the second quarter of 2002, the Company issued the following shares of common stock:

      2,700,000 shares of common stock were issued for director's fees for services performed during the last six months of 2001 and the first six months of 2002. These shares were valued at $27,000.

      700,000 shares of common stock were issued for legal services valued at $7,000. These shares were valued at $.01 per share.

      100,000 shares were issued to a debtor in exchange for an extension of the note until September 30, 2002.

      13,885,000 shares were issued to the principal shareholder in exchange for a debt reduction of $277,000 in the note payable owed to him by the Company. The shares were valued at $.02 per share.

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

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends in the approximate amount of $2,000,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

Rod Clawson and Art Malone were issued 500,000 and 250,000 shares of the Series D Preferred Stock for consulting services relating to their activities as being directors. The shares are being shown with a value of $75,000. The shares of Series D Preferred Stock issued to Art Malone were cancelled in the first part of June 2002 when Malone resigned as a director.

NOTE 5 - NOTES RECEIVABLE

   The Company had the following notes receivable:

      Notes receivable from Nevstar, bearing interest at 8%,
         due on demand.                                                 16,650

      Note receivable from Wasatch Business, Inc., non-interest
      bearing, due on demand.                                           82,041

      Notes receivable from First Americans Mortgage Corp,
      bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through
      December 31, 2004.                                                18,000
                                                                    -----------
         Total Notes Receivable - Other                                 86,938

         Less current portion                                          (86,938)
                                                                    -----------
         Total Notes Receivable                                     $       -
                                                                    ===========

NOTE 6- NOTE PAYABLE

   The Company had the following notes payable:

   Related Party:
      Note payable to David Butler, unsecured, bears interest
         at 8%, and is due on demand                                    50,000

      Note payable to an officer, unsecured.  Note bears
      interest at 8% and are due on demand.                            682,729
                                                                    -----------
         Total notes payable - related parties                         732,729

         Less current portion                                         (732,729)
                                                                    -----------
         Long-term portion                                          $       -
                                                                    ===========
   Others:
      Note dated August 2, 2000, payable to American Factors,
         secured by 30,000,000 shares of the Company's common
         stock. The note bears interest at 9% and has been
         modified, verbally, with payments of no less than
         $20,000 per month. However, the Company is in discussions
         with AFG, to renegotiate the balance and terms of
         this note.                                                    281,000

         Notes payable to various subcontractors and suppliers
         for goods and services provided in contracts. The notes
         have no interest rate and are paid to the extent a payment for providing services or goods on specified contracts are collected. This debt is under class 7 of the Plan of
         Reorganization and is to be paid from cash flows of
         Tomahawk.                                                     464,643
                                                                    -----------
            Total notes payable                                        745,643

            Less current portion                                      (745,643)
                                                                    -----------
            Long-term portion                                       $       -
                                                                    ===========

      Maturities of notes payable at June 30, 2002, are as follows:

            2002        $   585,451
            2003            130,000
            2004             30,192
            2005                 --
            Thereafter           --
                        -----------
                        $   745,643
                        ===========

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is subject to the legal proceedings or other claims as noted under Part II, Item 1 of the Form 10QSB for the period ended June 30, 2002. Due to the nature of the Company's business, the Company has historically been able to procure general liability and workmen's compensation insurance, but there can be no assurance such insurance will be adequate or that it will be renewable or remain available in the future.

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

General

      The Company's operations for the second quarter of 2002 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"), and through its minority interest in Prime Enterprises 2001, LLC ("Prime").

      JBP concentrated on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com, which is still under minor construction. The website will have a link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events and a technical section that will allow JBP's management to answer questions from the car enthusiasts and/or hobbyists. The link for the website should be completed within the next thirty (30) days.

      WTRER's business operations in the second quarter consisted primarily of analyzing the viability of drilling additional wells and deepening the existing wells on its oil, gas and mineral lease in Pecos County, Texas.

      Prime's sole acquisition is the Golden Steer Restaurant which has been in business since 1958 and is one of the oldest steak restaurants in Las Vegas. Prime continues to look for other acquisitions in the restaurant industry in Las Vegas as well as outside the State of Nevada. On July 1, 2002, the Company's president, Delmar Janovec, acquired the Company's 9% interest in Prime Enterprises 2001, LLC, in exchange for the extinguishment of a debt in the amount of $233,330 that was owed to him by the Company.

      The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues and profitability. The Company has received unsolicited offers concerning the sale of its subsidiaries and although it has not received an offer on any of its subsidiaries which the Company deems acceptable, it will continue to entertain offers to sell some or all of its subsidiaries in an attempt to generate profitability.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the six month period ended June 30, 2002 as compared to that period in 2001, and for the three month period ended June 30, 2002 as compared to the same period in 2001.

      Revenue from the operations of the Company's wholly owned subsidiary, JBP, of $140,948 was realized during the second quarter of 2002. The Company did not generate any revenue during the three months ended June 30, 2001. JBP's revenues for the six month period ended June 30, 2002 were $333,145 as compared to $0 for the same period in 2001.

      Although consulting expenses decreased from $156,396 for the quarter ended June 30, 2001 to $28,900 for the same period in 2002, general and administrative expenses as well as employees salaries and bonuses primarily related to the operations of JBP increased in the second quarter of 2002. Thus, despite the addition of JBP's operating expenses, the Company's total operating expenses for the quarter ended June 30, 2002 increased only slightly to $236,119 from $210,947 for the quarter ended June 30, 2001.

      General and administrative expenses for the six months ended June 30, 2002 increased to $435,310 from $190,949 for the same period in 2001, and consulting expenses increased by $105,800. However, employee salaries and bonuses decreased significantly from $479,379 for the six months ended June 30, 2001 to $72,848 for the same period in 2002. As a result, total operating expenses for the six month period ended June 30, 2002 decreased to $613,958 from $670,328 for the six months ended June 30, 2001.

      The Company experienced a net loss of $315,304 for the three months ended June 30, 2002, as compared to net income of $3,207,993 for the same period in 2001. The majority of the net income realized in the second quarter of 2001 was attributable to a gain on extinguishment of debt in the amount of $3,366,460.

      A net loss of $523,437 was experienced by the Company for the six month period ended June 30, 2002 as compared to net income of $2,669,190 for the same period in 2001. As a result, the earnings per share decreased from $0.32 per share for the six months ended June 30, 2001 to $0.05 per share for the six months ended June 30, 2002. Again, the majority of the net income realized in the first six months of 2001 was attributable to a gain on extinguishment of debt in the amount of $3,366,460.

Liquidity and Capital Resources

      Net cash used in operating activities decreased from $3,180,077 for the six months ended June 30, 2001 to $302,729 for the same period in 2002. There was $65,840 used in, or provided by, financing activities for the first six months of 2002 as compared to $3,245,640 used in net financing activities in the same period in 2001.

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

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Orix Real Estate Capital Markets, LLC, as the Special Servicer for Finova Realty Capital, Inc. v. Magnolia Manors Properties, LLC, et al., Case No. CV-01-3086-SH, was filed in Montgomery County, Alabama in May 2000 by Orix Real Estate Capital Markets, LLC ("Orix") as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. This lawsuit alleged that because the Company had been, between December 23, 1999 and February 27, 2001, in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. On January 25, 2002, the Company and Delmar Janovec filed a Motion for Summary Judgment asking the court to enter an order granting judgment in their favor on all claims asserted against them. This motion was granted by the court on March 29, 2002. On June 26, 2002, Orix filed an appeal in the Alabama Supreme Court which suit is still pending.

      American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement which has been subsequently amended.

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

      As the Company's Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's president, has agreed to sell his personal shares of the Company's Common Stock to make the scheduled payment. In the event the Company's Common Stock does not reach the specified prices, AFG has agreed to continue extending the payment deadline for an additional thirty
(30) days in exchange for the issuance of 100,000 restricted shares of the Company's Common Stock.

      Internal Revenue Service Issue. The IRS and the Company have been trying to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety. Mr. Clawson has made payments of approximately $80,000 to date.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is incorporated herein by reference.

      (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended June 30, 2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AmeriResource Technologies, Inc.


/s/ Delmar Janovec
--------------------------------
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer

Dated: August 13, 2002

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws

99.1        8           Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

Exhibit 99.1

                            Certification Pursuant to
                  18 USC, Section 1350, as Adopted Pursuant to
             Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Delmar A. Janovec, as Chief Executive Officer of the Company and the person performing functions similar to that of a Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

      Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

      In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

      Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/ Delmar Janovec
---------------------------------------
Delmar A. Janovec
Chief Executive Officer

Dated: August 13, 2002