Form 10QSB
period 2002-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2002-11-20
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

            3430 E. Russell Road, Suite 310, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 214-4249
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

      On November 12, 2002, there were 116,422,985 outstanding shares of the issuer's common stock, par value $0.0001.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................. 3

      ITEM 1.     Financial Statements.......................................3

                  Consolidated Unaudited Financial Statements .............F-1

      ITEM 2.     Management's Discussion & Analysis of Financial Condition
                  and Results of Operations..................................4

      ITEM 3.     Controls and Procedures....................................6

PART II - OTHER INFORMATION..................................................7

      ITEM 6.     Exhibits and Reports on Form 8-K...........................7

SIGNATURES...................................................................8

CERTIFICATIONS...............................................................9

INDEX TO EXHIBITS...........................................................12

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                   A S S E T S

                                      September 30,             December 31,
                                              2002                    2001
                                           -------              -----------

Current Assets:
   Cash and Cash Equivalents           $         0              $         0
   Account Receivable, Net                  68,279                   73,699
   Notes receivable - other                 47,902                   74,503
   Inventory                               220,024                  241,293
                                       -----------              -----------

       Total Current Assets                336,205                  389,495

Fixed Assets:
   Leasehold Improvements                    6,230                    6,230
   Land                                     60,000                   60,000
   Buildings and Other Fixed Assets        184,300                  172,900
   Accumulated Depreciation               (12,666)                  (12,627)
                                       -----------               -----------

       Net Fixed Assets                    237,864                  226,503

Other Assets:
   Oil & Gas Property                    1,700,000                1,700,000
   Investment in Prime Enterprises               0                  233,330
   Marketable securities                         0                   16,950
                                       -----------              -----------

       Total Other Assets                1,700,000                1,950,280
                                       -----------              -----------

       Total Assets                    $ 2,274,069              $ 2,566,278
                                       ===========              ===========


                                     F-1




                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                 For the quarter ended          For the nine months ended
                                                     September 30,                     September 30,
                                                 ----------------------         -------------------------
                                                    2002        2001               2002          2001
                                                 ---------   ----------         -----------   -----------

Net service income                             $   158,830   $        0          $  415,075   $         0

Operating expenses
   General and administrative expenses              32,088       53,464             523,148       244,413
   Consulting                                      108,720       71,685             137,620       548,435
   Employee Salaries & Bonuses                      38,238            0             111,086         4,379
                                               -----------  -----------         -----------  ------------

      Operating loss                                11,872     (125,149)           (356,779)     (797,227)

Other Income (Expense):
   Gain on extinguishment of debt                        0      215,379                   0     3,581,839
   Interest income                                       0          335                   0         3,185
   Interest expense                                (39,863)     (12,380)           (109,727)     (117,194)
   Gain (loss) on marketable securities                  0       13,431            (172,760)       88,453
                                               -----------   ----------         ------------ ------------

      Total other income (expense)                 (39,863)     216,765            (282,487)    3,556,283

Net Income (loss) before income tax                 11,872     (125,149)           (639,266)    2,759,056

Income Tax Provision                                     0            0                   0             0
                                               -----------  -----------           ----------   ----------

Net Income (loss)                                   11,872    (125,149)            (639,266)    2,759,056
                                               ===========  ===========           ==========   ==========

Earnings per share                                    0.00       (0.01)               (0.04)         0.32
                                               ===========  ===========           ==========   ==========

Weighted average common shares                  32,463,194    8,504,331           17,390,353    8,504,433
                                               ===========  ===========           ==========   ==========
outstanding



                                     F-2





                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


        L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T

                                          September 30              December 31,
                                              2001                     2001
                                             -------                -----------

Current Liabilities
-------------------
   Overdraft Cash Account                     43,212                    9,464
   Accounts payable:
     Trade                               $   370,095              $   397,799
     Related Party                            70,413                   70,413
   Notes payable -related party              735,835                1,033,630
   Notes payable -Other                      745,643                  613,143
   Accrued payroll and related expenses      331,790                  431,755
   Unearned Income                                 0                        0
   Accrued interest:
     Related Party                           333,450                  306,623
     Other                                   395,487                  387,182
   Income Tax Payable                         17,285                   17,285
                                          -----------             -----------

       Total Current Liabilities           3,043,210                3,267,294

Long Term Liabilities:
   Notes Payable                             745,643                  775,335
   Less: Current Portion                    (745,643)                (613,143)
                                         -----------              ------------
       Total Long Term Liabilities                 0                  162,192
Other Liabilities:
------------------
   Convertible debentures                          0                        0
   Commitments and contingencies             105,000                  105,000
                                         -----------              -----------

       Total Other Liabilities               105,000                  105,000
                                         -----------              -----------

       Total Liabilities                 $ 3,148,210              $ 3,534,486
                                         -----------              -----------


Stockholders' deficit
---------------------
                                         $     2,080              $       330
                                               3,999                      985
   Additional paid-in capital             14,297,884               13,744,332
   Accumulated deficit                   (15,178,104)             (14,538,838)
   Accumulated other comprehensive loss            0                 (175,017)
                                         -----------             -------------

       Total Stockholders' Deficit          (874,141)                 (968,208)
                                         -----------               -----------

       Total Liabilities and Stockholders  2,274,069                2,566,278
                                         ===========               ===========

The accompanying notes are integral part of Consolidated Financial Statements.


                                     F-3





                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows




                                                                    For the nine months ended
                                                                          September 30
                                                                    -------------------------
                                                                        2002        2001
                                                                    ----------    -----------

Reconciliation of net loss provided by (used in) operating activities:

   Net income (loss) after extraordinary loss                       $(639,266)    $ 2,759,056

   Non-cash items:
     Depreciation                                                          39              39
     Non-cash services through issuance of stock                      114,270         709,757
     Gain/(Loss) on sale of marketable securities                     172,760         (88,453)

   Changes in assets affecting operations (increase) / decrease
     Inventory                                                         21,269               0
     Account Receivable                                                 5,420               0
     Note Receivable                                                   26,601               0
     Other receivables                                                      0           5,364

   Changes in liabilities affecting operations increase / (decrease)
     Accounts payable                                                 (27,704)           0.00
     Accrued payroll expenses                                         (99,965)           0.00
     Accrued interest                                                  35,132            0.00
     Other current liabilities                                              0         (59,828)
                                                                    ----------     -----------

Net cash provided by (used in) operating activities                  (391,444)      3,325,935

Cash flows from investing activities:
   Purchase of Fixed Assets                                           (11,400)         (6,230)
   Reduction of Investment                                            233,330               0
   Proceeds from sale of marketable securities                          9,293         104,751
                                                                    ----------     -----------

Net cash provided by (used in) investing activities                   231,223          98,521

Cash flows from financing activities:
   Gain on extinguishment of debt                                           0      (3,565,379)
   Proceeds from borrowing                                            132,500         268,860
   Common Stock                                                        55,750               0
   Repayment of debt                                                  (61,777)       (132,500)
                                                                    ----------     -----------

Net cash provided by (used in) financing activities                   126,473      (3,429,019)

Increase (decrease) in cash                                         $ (33,748)     $   (4,563)
                                                                    ==========     ===========

Cash- beginning period                                              $  (9,464)    $    24,007
                                                                    ==========     ===========

Cash- end of period                                                 $ (43,212)    $    19,444
                                                                    ==========     ===========



                                     F-4
 Ameriresource Technologies, Inc. and Subsidiaries
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002
                                  (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

            Accounts Receivable      $   82,146
            Inventory                   316,306
            Building                    172,900
            Land                         60,000
            Goodwill                     15,223
            Accounts Payable         (  196,575)
                                     -----------

            Net Assets Acquired       $ 450,000
                                      =========

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

Common stock

The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the third quarter of 2002, the Company issued the following shares of common stock:

     1,800,000 shares of common stock were issued for cash pursuant to a subscription agreement. These shares were valued at $55,750.

     300,000 shares were issued to a debtor in exchange for an extension of the note until December 31, 2002.

     11,152,000 shares were issued to the various consultants in exchange for services relating to the acquisitions. The shares were valued at $.01 per share.

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

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends in theapproximate amount of $2,000,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

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

NOTE 5 - NOTES RECEIVABLE
The Company had the following notes receivable:


Notes receivable from Nevstar, bearing interest at 8%, due on 10,961 demand.
Note receivable to Rod Clawson                                13,000



Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31, starting December
31, 2000 through December 31,                                 18,000
2004.

                                                          ------------
Other misc Notes                                               5,941

Total Notes Receivable - Other                                47,902

Less current portion
                                                            (47,902)
                                                        ------------
                                                   $              -
Total Notes Receivable
                                                        ============


NOTE 6- NOTE PAYABLE

      The Company had the following notes payable:

      Related Party:


Note payable to an officer, unsecured. Note bears 735,835 interest at 8% and are due on demand.
                                                   ----------------

Total notes payable - related parties                      735,835

Less current portion                                      (735,835)
                                                   ----------------
                                                 $                -
Long-term portion
                                                   ================

      Others:


Note dated August 2, 2000, payable to American Factors, secured by 300,000 shares of the Company's common stock. The note bears interest at 9% and has 281,000 been modified, verbally, with payments of no less than $20,000 per month. However, the Company is in discussions with AFG, to renegotiate the balance and terms of this note.

Notes payable to various subcontractors and suppliers for goods and services provided in contracts. The notes have no interest rate and are paid to the extent a payment for providing services or goods on specified contracts are collected. This debt is under class 7 of the Plan of Reorganization and is to be paid from cash flows of Tomahawk. 464,643
                                                ----------------

                   Total notes payable                   745,643

                   Less current portion                 (745,643)
                                                ----------------

                                                ----------------

                   Long-term portion          $                -
                                                ================

            Maturities of notes payable at September 30, 2002, are as follows:
                  2002         $   585,451
                  2003             130,000
                  2004              30,192
                  2005                  --
                  Thereafter            --
                          ----------------
                              $   745,643

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is subject to the legal proceedings or other claims as noted under Part II, Item 1 of the Form 10QSB for the period ended September 30, 2002. Due to the nature of the Company's business, the Company has historically been able to procure general liability and workmen's compensation insurance, but there can be no assurance such insurance will be adequate or that it will be renewable or remain available in the future. Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end.

NOTE 8 - SUBSEQUENT EVENTS

On August 26, 2002, the Company executed an exchange agreement with Royal Casino Holding Corporation, a Florida corporation ("RCH"). The closing of this Exchange Agreement occurred on October 2, 2002 ("Closing").

RCH has two wholly owned subsidiaries, Royal Casino Entertainment ("RCE") and Royal Casino Cruises, LLC ("RCC"). RCE owns and operates a gaming boat known as Royal Casino I, and RCC owns the land lease on which the Royal Casino I docks adjacent to the Ambassador Hotel on the Intercoastal Waterway in Hollywood, Florida. RCH is majority owned by Mr. Dharmesh Patel.

Pursuant to the Exchange Agreement, RCH and the Company exchanged a majority interest in RCE and all of RCC for a majority interest in the Company. The Company received sixty percent (60%) of RCE's outstanding equity and one hundred percent (100%) of RCC's outstanding equity, and RCH received shares equal to sixty percent (60%) of the Company's issued and outstanding common stock ("Common Stock"). All of these assets were utilized by RCH in the operation of the Royal Casino I gaming boat and the Company intends to continue such use.

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

General

      The Company's operations for the third quarter of 2002 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"), although the Company recently acquired a majority interest in Royal Casino Entertainment Corp. ("RCE") which owns and operates a day cruise gaming boat known as Royal Casino I. Since the Company's acquisition of RCE, its primary focus is on the gaming boat and hospitality industries and the operations of Royal Casino I.

ROYAL CASINO ENTERTAINMENT CORP.

      Pursuant to an August 26, 2002 Exchange Agreement which closed on October 2, 2002, the Company and Royal Casino Holdings Corporation ("RCH") agreed to exchange a majority interest in RCH's subsidiaries, RCE and Royal Casino Cruises, LLC ("RCC"), for a majority interest in the Company. RCE owns and operates the day cruise gaming boat, Royal Casino I, and RCC owns the land lease on which the Royal Casino I docks adjacent to the Ambassador Hotel on the Intercoastal Waterway in Hollywood, Florida.

      Passenger volume for the day cruise industry in southeast Florida was significantly lower than normal for the month of October and the first half of November as compared to prior years, which the Company attributes to economic slowdown, market depreciation, and the U.S. sniper attacks and terrorism in general. This industry slowdown, combined with unexpected delays that RCE has encountered in its efforts to obtain required financing, have forced RCE to cancel scheduled cruises on two recent weekends for lack of working capital, and has resulted in RCE's delinquency on its November mortgage on the Royal Casino
I. The Royal Casino I was leased to RCE for a monthly lease of approximately $70,000 per month with approximately 42% of that amount being credited toward the principal purchase price of $4,250,000. RCE is engaging in a search for financing, however, it faces possible foreclosure of the Royal Casino I at any time. The lessor agreed to withdraw $47,000 out of funds held in escrow as partial payment towards the November lease payment, but RCE is still in default of the lease. Unless RCH or the Company procures immediate financing, repossession of the Royal Casino I is imminent. The Company and RCH have agreed to amend the Exchange Agreement by granting the Company the sole option to rescind the Exchange Agreement in the event RCE does not procure the requisite financing, which was a requirement of the Agreement.

      The Company is presently pursuing financing utilizing the boat as collateral, which has been appraised at $8.2 million pursuant to a September 5, 2002 survey by A Knot Just Maritime Surveyors, Inc. The Company has been advised that it has been approved for financing for approximately $5.7 million involving approximately a 70% loan to value ratio. This financing is expected to close within the next ten (10) days. A majority of this financing, $4.2 million, would be used by the Company to purchase the Royal Casino I, with the remaining funds being directed towards working capital requirements and general corporate obligations. In the event the Company is unable to obtain this financing within the next ten (10) days, there is a substantial risk that the Royal Casino I will be foreclosed and repossessed, in which case the Exchange Agreement will be rescinded by RCH and the Company.

JIM BUTLER PERFORMANCE

      JBP's operations concentrated on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com, which is still under minor construction. The website will have a link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events and a technical section that will allow JBP's management to answer questions from the car enthusiasts and/or hobbyists. The link for the website should be completed within the next thirty (30) days. The Company is currently exploring options by which to divest JBP since the Company intends to primarily focus on the gaming and hospitality industry.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      WTRER's business operations in the third quarter consisted primarily of analyzing the viability of drilling additional wells and deepening the existing wells on its oil, gas and mineral lease in Pecos County, Texas.

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

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the nine month period ended September 30, 2002 as compared to that period in 2001, and for the three month period ended September 30, 2002 as compared to the same period in 2001.

      Revenue from the operations of the Company's wholly owned subsidiary, JBP, of $158,830 was realized during the third quarter of 2002. JBP's revenues for the nine month period ended

September 30, 2002 were $415,075. The Company did not generate any revenue during the three or nine months ended September 30, 2001 because the Company had not yet acquired JBP.

      General and administrative expenses decreased from $53,464 for the quarter ended September 30, 2001 to $32,088 for the same period in 2002, although consulting expenses as well as employee salaries and bonuses, primarily related to the operations of JBP, increased in the third quarter of 2002. However, when JBP's operating expenses are netted from JBP's revenues, the Company's total operating loss for the quarter ended September 30, 2002 decreased to $20,216 from $125,149 for the quarter ended September 30, 2001.

      General and administrative expenses for the nine months ended September 30, 2002 increased to $523,148 from $244,413 for the same period in 2001, and employee salaries and bonuses increased by $106,707. However, consulting expenses decreased significantly from $548,435 for the nine months ended September 30, 2001 to $137,620 for the same period in 2002. As a result, the total operating loss for the nine month period ended September 30, 2002 decreased to $365,779 from $797,227 for the nine months ended September 30, 2001.

      The Company experienced a net loss of $60,079 for the three months ended September 30, 2002, as compared to net income of $91,616 for the same period in 2001. The majority of the net income realized in the third quarter of 2001 was attributable to a gain on extinguishment of debt in the amount of $215,379.

      A net loss of $639,266 was experienced by the Company for the nine month period ended September 30, 2002 as compared to net income of $2,759,056 for the same period in 2001. As a result, the earnings per share decreased from $0.32 per share for the nine months ended September 30, 2001 to a net loss of $0.04 per share for the nine months ended September 30, 2002. Again, the majority of the net income realized in the first nine months of 2001 was attributable to a gain on extinguishment of debt in the amount of $3,581,839.

Liquidity and Capital Resources

      Net cash provided by operating activities for the nine months ended September 30, 2002 decreased to $391,444 from $3,325,935 for the same period in 2001. There was $126,473 used in, or provided by, financing activities for the first nine months of 2002 as compared to $3,429,019 used in the same period in 2001.

      The Company has relied upon its chief executive officer for its capital requirements and liquidity. The Company's recurring losses and the financial instability of RCH which may necessitate a recission of the Exchange Agreement raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                         PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-QSB, which is incorporated herein by reference.

      (b) A report on Form 8-K was filed by the Company on September 6, 2002 reporting the execution of an Exchange Agreement with Royal Casino Holding Corporation on August 26, 2002.
..
      (c) A report on an Amended Form 8-K/A was filed by the Company on October 3, 2002 reporting the closing of this Exchange Agreement with Royal Casino Holding Corporation on October 2, 2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
------------------
Chairman of the Board of Directors
and Chief Executive Officer

Dated: November 19, 2002

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10- QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 19, 2002            /s/ Delmar Janovec
                                    -------------------
                                    Delmar Janovec
                                    Chief Executive Officer

                                CERTIFICATIONS

      I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation.

3.2         *           Bylaws.

10.1        13          Addendum to Exchange Agreement executed by and between
                        The Company and Royal Casino Holdings Corporation on
                        November 19, 2002.

                       Addendum to EXCHANGE AGREEMENT

      THIS Addendum to EXCHANGE AGREEMENT (the "Addendum") is entered into effective this 19th day of November 2002, (the "Effective Date") by and between AmeriResource Technologies, Inc., a Delaware corporation with offices at 3430 E. Russell Road, Suite 310, Las Vegas, Nevada 89120 ("ARES"), and Royal Casino Holding Corporation, a Florida corporation with offices at 4000 South Ocean Drive, Suite 100, Hollywood, Florida 33019 ("RCH"). (ARES and RCH may hereinafter be referred to individually as a "Party" or collectively as the "Parties").

                                   Recitals

      WHEREAS, on October 2, 2002, the Parties closed an August 26, 2002 Exchange Agreement (the "Agreement") whereby RCH sold 60% of Royal Casino Entertainment, a Florida corporation ("RCE"), and 100% of Royal Casino Cruises, LLC, a Florida limited liability company ("RCC"), in exchange for 60% of ARES; and

      WHEREAS, the Parties acknowledge that the primary delay in closing the Agreement was RCH's procurement of sufficient working capital, which RCH believed to have resolved through the sale of certain property in Colorado; however, RCH acknowledges that it has not yet obtained the working capital it envisioned at closing of the Agreement, although it may be able to obtain such financing within the next ten (10) days.

      WHEREAS, RCH agrees to provide ARES with an option to rescind the Agreement effective on the day of this Addendum as a remedy to RCH's inability to maintain working capital sufficient to facilitate the operations of RCE and RCC.

                                  Agreement

      NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as follows:

                                  Article 1
                              Option to Rescind

1.1 RCH does hereby acknowledge it has not been able to maintain or obtain sufficient working capital to operate RCE and RCC as normal business ventures, which constitutes a breach of Section 2.1 of the Agreement.

1.2 As a remedy for the breach set forth in Section 1.1, RCH hereby grants to ARES the sole option to rescind, ab initio, the August 26, 2002 Exchange Agreement, as if the Parties never entered therein ("Option").

1.3 ARES shall possess this Option to rescind unless and until RCH provides RCE and RCC with sufficient working capital, as shall be reasonably determined by the Parties.

1.4 Because the lack of working capital has left ARES in an ongoing compromising situation, the Option may be invoked by ARES at any time with written notice provided to RCH.

                                  Article 2
                           Return of Consideration

2.1 The Parties agree that in the event ARES invokes the Option as set forth in Section 1.2, both Parties will return any and all consideration exchanged on October 2, 2002, including the sixty percent (60%) of RCE, the one hundred percent (100%) of RCC, and the sixty percent (60%) of ARES.

2.2 The Parties represent that they have the full, unencumbered right and ability to return all consideration exchanged pursuant to the Agreement, and both Parties hereby agree to maintain all such consideration in an unencumbered manner that will facilitate the free and unfettered return of such if and when ARES invokes the Option set forth in Section 1.2

                                  Article 3
                          Continuing Indemnification

3.1 The Parties agree that Article 9 of the Agreement and the sections thereunder shall be fully incorporated herein and continue and survive this Addendum.

                                  Article 4
                                Miscellaneous

4.1 Survival of Agreement. This Addendum in no way is intended to modify any terms of the Agreement not expressly addressed herein and such other provisions shall remain in full force and effect.

      In Witness Whereof, the signatures of the Parties below evidence their approval, acceptance and acknowledgment of the terms contained in this Addendum.

"ARES"- AmeriResource Technologies, Inc. "RCH"- Royal Casino Holding Corporation

/s/ Delmar Janovec                        /s/ Dharmesh Patel
--------------------------------------    ----------------------------------
By: Delmar Janovec, President             By: Dharmesh Patel, President