Form 10KSB
period 2002-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2003-04-14
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

            3430 E. Russell Road, Suite 118, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 214-4249
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class
      -------------------
Common Stock ($0.0001 Par Value)

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

      The issuer's revenues for the year ended December 31, 2002, were $1,152,481.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $736,210, based on the average bid and asked price for the common equity as of the last business day of the registrant's most recently completed second fiscal quarter. On March 27, 2003, the number of shares outstanding of the registrant's common stock, $0.0001 par value, was 115,214,194.

                              TABLE OF CONTENTS


PART I.......................................................................1

      ITEM 1.     DESCRIPTION OF BUSINESS....................................1

      ITEM 2.     DESCRIPTION OF PROPERTY....................................2

      ITEM 3.     LEGAL PROCEEDINGS..........................................3

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........4

PART II......................................................................4

      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS....................................................4

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................6

      ITEM 7.     FINANCIAL STATEMENTS.......................................7

      ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................8


PART III.....................................................................8

      ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
                  CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT...........................................8

      ITEM 10.    EXECUTIVE COMPENSATION.....................................8

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS....................................................9

      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............11

      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..........................11

      ITEM 14.    CONTROLS AND PROCEDURES...................................12

CERTIFICATIONS..............................................................14
INDEX TO EXHIBITS...........................................................16

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

      The Company's operations during 2002 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"), although in August 2002 it acquired a majority interest in Royal Casino Entertainment Corp. ("RCE") which owned and operated a day cruise gaming boat known as Royal Casino I. This acquisition was subsequently rescinded by the parties.

ROYAL CASINO ENTERTAINMENT CORP.

      On August 26, 2002, the Company and Royal Casino Holdings Corporation ("RCH") executed an exchange agreement ("Exchange Agreement") whereby RCH agreed to exchange a majority interest in its subsidiaries, RCE and Royal Casino Cruises, LLC ("RCC"), for a majority interest in the Company. RCE owned and operated the day cruise gaming boat, Royal Casino I, and RCC owned the land lease on which the Royal Casino I docked adjacent to the Ambassador Hotel on the Intercoastal Waterway in Hollywood, Florida.

      On December 20, 2002, the Company and RCH rescinded, ab intitio, the Exchange Agreement. The Exchange Agreement was not closed until October 2, 2002. The primary delay in closing the Exchange Agreement was RCH's inability to procure sufficient working capital, which was not yet obtained by RCH as of closing but was expected to be obtained within ten (10) days of closing. The Company and RCH executed an addendum ("Addendum") to the Exchange Agreement on November 19, 2002 whereby RCH granted the Company an option to rescind the Exchange Agreement in the event RCH was unable to maintain working capital sufficient to facilitate the operations of RCE and RCC.

      RCH was unable to procure and maintain sufficient working capital to support the operations of RCE and RCC, and the Company consequently exercised its option to rescind the Exchange Agreement by executing a Recission of Exchange Agreement with RCH on December 20, 2002.

      As additional consideration for the recission of the Exchange Agreement, RCH agreed to pay to the Company twenty percent (20%) of any and all proceeds or recovery obtained on behalf of RCE and/or RCC in connection with the lessor's breach of the agreement pursuant to which RCE leased the berth for its casino boat, the Royal Casino I, and its principal offices.

JIM BUTLER PERFORMANCE

      JBP's operations in 2002 concentrated on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com. The website has a link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events and a technical section that allows JBP's management to answer questions from the car enthusiasts and/or hobbyists.

      JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah"). The Company recently learned of a lien in the amount of $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah, and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms, and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

      Additionally, since the agreement between the Company, WBI and Covah for the purchase of JBP provided that JBP's assets be free and clear of any liens and encumbrances, the Company considers a promissory note to WBI in the amount of $350,000 to be invalid and unenforceable. Therefore, the promissory note has also been noted as a contingent liability.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      WTRER's business operations in 2002 consisted primarily of analyzing the viability of drilling additional wells and deepening the existing wells on its oil, gas and mineral lease in Pecos County, Texas.

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

      As of March 27, 2003, the Company had a total of ten (10) employees, of which nine (9) were employed full-time by its subsidiary Jim Butler Performance.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's office is located at 3430 E. Russell Road, Suite 118, Las Vegas, Nevada 89120, and is leased. It is a three (3) year lease of approximately 180 square feet with an option for an additional two (2) years at $400 per month.

      The Company also owns an office building and two warehouses located at 103 Dunn Road, Leoma, Tennessee for the operations of JBP. The office building is approximately 1,300 square feet and the two warehouses total approximately 6,000 square feet. These properties are located on approximately 19 acres and are subject to a $270,000 mortgage to Wilshire Investments, L.L.C.

      WTRER owns an interest in the oil, gas and mineral lease called the Glass Mountains "PilaresA111" which consists of contiguous acreage of approximately 800 acres comprising a portion of Glass Mountain acreage located in Pecos County, Texas. The Company's interest in this property is subject to a twenty percent (20%) royalty interest due the lessor. This lease was entered into on October 6, 1999 and has a five (5) year term.

ITEM 3.     LEGAL PROCEEDINGS

      The following are pending material cases involving the Company and its subsidiaries.

      Orix Real Estate Capital Markets, LLC , as the Special Servicer for Finova
      --------------------------------------------------------------------------
Realty Capital, Inc. v. Magnolia Manors Properties, LLC, et al., Case No.
----------------------------------------------------------------
CV-01-3086-SH, was filed in the Montgomery Circuit Court in Montgomery County, Alabama in May 2000 by Orix Real Estate Capital Markets, LLC ("Orix") as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. This lawsuit alleged that because the Company had been, between December 23, 1999 and February 27, 2001, in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. On January 25, 2002, the Company and Delmar Janovec filed a Motion for Summary Judgment asking the Court to enter an order granting judgment in their favor on all claims asserted against them. The Circuit Court granted summary judgment in favor of the Company and Delmar Janovec on March 29, 2002. Orix appealed this judgment to the Alabama Supreme Court on June 26, 2002. The Circuit Court's summary judgment was affirmed by the Alabama Supreme Court on January 14, 2003.

      American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc.,et al.
      --------------------------------------------------------------------------
This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB).

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

      As the Company's Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's president, has agreed to sell his personal shares of the Company's Common Stock to make the scheduled payment. In the event the obligation was not paid in full by March 31, 2002, AFG would be entitled to proceed with any available proper legal action to collect on its judgment. AFG and the Company have extended the terms of the Second Addendum until December 27, 2003.

      Internal Revenue Service Issue. The IRS and the Company have been trying
      ------------------------------
to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety. Mr. Clawson has made payments in excess of $100,000 to date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ARES". The Common Stock had traded under the symbol "ARET" until the Company's shareholders effected a reverse stock split in February 2002. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2001 and 2002, which have been adjusted to reflect the February 2002 reverse stock split of one-for-one hundred (1- for-100). The quotations below reflect the reverse stock split of the Company's Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

      Year        Quarter     High        Low
      2001        First       $2.10       $1.10
                  Second      $1.00       $0.40
                  Third       $1.60       $0.40

                  Fourth      $0.90       $0.40

      Year        Quarter     High        Low
      2002        First       $0.47       $0.03
                  Second      $0.05       $0.02
                  Third       $0.21       $0.015
                  Fourth      $0.09       $0.01

      2003        First       $0.014      $0.0025

Shareholders

      The Company is authorized to issue One Billion (1,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock ("Preferred Stock"). As of March 27, 2003, there were approximately 1,060 shareholders of record holding a total of 115,214,194 shares of Common Stock.

      As of March 27, 2003, there were fifteen (15) shareholders of record of the Company's Series A Preferred Stock holding a total of 131,275 shares. On March 27, 2003, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. On March 27, 2003, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares. On March 27, 2003, there was one (1) shareholders of record of the Company's Series D Preferred Stock holding a total of 250,000 shares.

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

Preferred Stock

      No trading market currently exists for the Company's preferred stock. The Company has four (4) series of Preferred Stock, A, B, C, and D. Each share of the Series A and B Preferred Stock may be converted by the holder into one share of Common Stock. The Series A and B Preferred Stock has a liquidation value of $1.25 per share and has voting rights equivalent to one share of Common Stock. Dividends on the Series A and B Preferred Stock accrue quarterly at an annual rate of $0.125 per share.

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

GENERAL

      The Company's operations for 2002 were primarily effected through two (2) wholly owned subsidiaries, Jim Butler Performance and West Texas Real Estate and Resources, Inc. Notwithstanding these two (2) wholly owned subsidiaries, the Company continues to pursue other viable business entities that are interested in either going public or becoming an operating subsidiary of a public company.

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2002 increased to $1,152,481 from $364,467 in revenues for 2001. Our operating loss decreased to $744,435 as compared to $1,403,963 in 2001 as a result of a decrease in legal and professional expense from $104,794 for the year ended December 2001, to $60,000 for 2002, and a decrease in consulting expenses from $432,976 for the year ended December 31, 2001 to $233,932 in 2002. Our operating loss is also attributable to a decrease in salaries and bonuses of $245,033 for the year ended December 31, 2002 as compared to $618,966 for 2001.

      The Company's net profit increased dramatically to $491,857 from a net loss of $2,182,512 in 2001. This increase in net loss resulted almost entirely from a gain on the write down of a related party note in the amount of $1,323,083. This was a one time, non-recurring extraordinary expense which was incurred by the Company when it declared a stock purchase agreement concerning its subsidiary, The Travel Agent's Hotel Guide, Inc., null and void. As a result, convertible debentures in the amount of $3,350,000 issued under the stock purchase agreement were also declared null and void and written off to other income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current assets as of December 31, 2002 were $359,013. The majority of this amount is in inventory of $149,794. Other assets include oil and gas properties in the amount of $1,700,000 which represent rights of certain leased oil rights that have a value exceeding $10,000,000 but have been written down to the value of the note receivable related to the transaction.

      For the year ended December 31, 2002, the Company's accounts payable were $71,465, it had notes payable to related parties in the amount of $758,007 and accrued interest totaling $360,583.

      The Company plans to decrease its liabilities by acquiring additional income producing assets in exchange for its securities, and by attempting to settle certain of its note payables with equity. The Company hopes to continue to improve its shareholder equity by acquiring income- producing assets, which are hoped to generate profits.

Going Concern

      The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company's weak liquidity and capital resources. Additionally, the Company may continue to use its equity and the resources of its chief executive officer to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto beginning on page F-1.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        --------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                                DECEMBER 31, 2002

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                   CONTENTS
                                   --------

                                                                          Page

Independent Auditor's Report................................................ F-3

Financial Statements:
   Consolidated Balance Sheet............................................... F-4
   Consolidated Statements of Operations.................................... F-5
   Consolidated Statement of in Stockholders' Equity........................ F-6
   Consolidated Statements of Cash Flows.................................... F-7
   Notes to Consolidated Financial Statements........................ F-8 - F-21

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


The Stockholders
and Board of Directors
of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States.

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


                                    Clyde Bailey P.C.


San Antonio, Texas
March 16, 2003

                        AMERIRESOURCE TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                December 31, 2002

                                     ASSETS

                                         December 31, 2002
                                         -------------------
Current Assets:
---------------
     Cash                                        9,583
     Accounts receivable, net                   45,666
     Inventory                                 149,794
     Note Receivable - Related Party            79,467
     Notes receivable                           74,503
                                          ------------------
     Total current assets                      359,013

Fixed Assets
------------
     Leasehold improvements                      6,230
     Building                                  173,053
     Land                                       60,000
     Website                                    11,400
     Accumulated depreciation                  (20,166)
                                          ------------------
     Net fixed assets                          230,517

Other Assets
------------
     Oil and gas properties                  1,700,000
     Marketable securities                         621
                                          ------------------
     Total other assets                      1,700,621
                                             ---------
Total Assets                                 2,290,151
                                             ---------

                                   LIABILITIES
Current Liabilities
-------------------
     Accounts payable
        Trade                                   71,465
     Notes payable
        Related party                          758,007
        Other                                  350,000
     Unearned Income                            30,598
     Accrued interest
        Related party                          360,583
     Other                                      29,692
                                          ------------------
     Total current liabilities               1,600,345
     Commitments and contingencies             305,000
                                             ---------
     Total liabilities                       1,905,345
                                             ---------
Stockholders' equity
--------------------
     Preferred stock, $.001 par value;
     authorized, 10,000,000 shares; Class A,
     issued and outstanding, 131,275 shares          330

     Preferred stock, $.001 par value;
     authorized, 10,000,000 shares; Class B,
     issued and outstanding, 177,012 shares

     Preferred stock, $.001 par value;             1,000
     authorized, 1,000,000 shares; Class C,
     issued and outstanding, 1,000,000 shares

     Preferred stock, $.001 par value;
     authorized, 750,000 shares; Class D,
     issued and outstanding, 250,000 shares

     Common Stock, $.0001 par value;
     authorized, 1,000,000,000 shares;
     issued and outstanding, 115,214,194 shares     5,916

     Comprehensive loss on marketable securities  (3,108)
     Additional paid in capital               14,427,648
     Retained earnings                       (14,046,980)
                                             ------------
     Total stockholders' equity                  384,806
                                             ------------
Total Liabilities and Stockholder's equity     2,290,151
                                             ------------
                                       F-4

                        AMERIRESOURCE TECHNOLOGIES, INC.
                      Consolidated Statement of Operations
                  For the Years Ended December 31, 2002 and 2001


                                                 For the year ended                   For the year ended
                                                  December 31, 2002                    December 31, 2001
                                                ---------------------               ---------------------
Net service income                                       1,152,481                          364,467

Cost of goods sold                                         835,207                          293,919
                                                ---------------------                ---------------------

        Gross profit                                       317,274                           70,548

Operating expenses
        General and administrative                         522,744                          317,775
        Salaries                                           245,033                          618,966
        Legal & professional                                60,000                          104,794
        Consulting                                         233,932                          432,976
                                                  ---------------------              ---------------------

Operating loss                                            (744,435)                      (1,403,963)


Other income (expense)
        Interest income                                        605                            3,185
        Interest expense                                   (88,669)                         (87,003)
        Gain on write down of note (Related Party)       1,323,083                        3,581,839
        Gain on sale of marketable securities                1,273                           88,454
                                                    ---------------------            ---------------------

Total other income (expense)                             1,236,292                        3,586,475

Net loss before income tax                                 491,857                        2,182,512

Income tax provision (Note 7)                                0                                0

Net income (loss)                                         491,857                         2,182,512

Earnings per share                                          0.019                             0.264
                                                  =====================              =====================

Weighted average common shares
outstanding *                                          25,831,883                         8,277,552
                                                  ---------------------              ---------------------



                               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2002 and 2001


                                            $.0001 Par                                          Accumulated
                                           Value Common    Amount    Number $.001 Par Additional  Other      Accumulated     Total
                                           Stock Number            of Shares Value    Paid-In  Comprehensive  Deficit
                                            of Shares                       Preferred Capital  Income/(Loss)
                                                                             Stock
                                       ---------------------------------------------------------------------------------------------



                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2000                 6,858,701     $686     329,621  $330 $12,096,712   (106,651)  ($16,721,349)($4,730,274)

Issuance of Shares for:
Exercise of options                             10,000        1                            (1)                                  -
Acquisition of Prime Enterprises               233,330       23                       233,307                               233,330
Acquisition of Jim Butler Performance        1,000,000      100                       647,196                               647,296

Consulting services                            540,500       54                       187,446                               187,500
Legal services                                 236,402       24                       104,770                               104,794
Collateral on liquor license                   500,000       50                           (50)                                  -
Bonuses                                        475,000       48                       474,952                               475,000

Net income for the year ended                                                                                2,182,512    2,182,512
Unrealized loss on securities                                                                    (19,921)                   (19,921)
                                                                                                                          ----------
Total Comprehensive income (loss)                                                                                         2,162,591
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 22001                9,853,933     $985     329,621  $330 $13,744,332   (126,572) ($14,538,837)   ($919,763)
                                        ============================================================================================
Shares issued:
Consulting services                         14,969,858    1,497                       319,449                               320,946
Legal services                               5,850,000      585                        59,415                                60,000
Reduction of related party note payable     13,885,000    1,389                       149,663                               151,052

Subscription Agreements                      6,000,000      600                        96,650                                97,250
Extension/modification of note               3,480,403      348                          (348)                                    0
Loan guarantee                               3,125,000      313                          (313)                                    0
Options Exercised                            2,000,000      200                        59,800                                60,000
Class C Preferred Stock Issued                                    1,000,000 1,000      (1,000)
Rounding                                                                                                                          1
Net income for the year ended                                                                                 491,857       491,857
Unrealized loss on securities                                                                   123,464                     123,464
                                                                                                                           ---------
Total Comprehensive income (loss)                                                                                            615,321

Balance at December 31, 2002                59,164,194  $ 5,916   1,329,621 1,330  $14,427,648   (3,108) $(14,046,980)      $384,806
                                       =============================================================================================



                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                       2002                 2001
                                                    ----------           ----------
Reconciliation of net loss provided
by (used in) operating activities:

Net Income (Loss)                                    $ 491,857           $2,182,512
Non-cash items:
     Depreciation and amortization                       7,539               12,627
Gain on write down of note (Related Party)           1,323,083)                   0
     Non-cash services through issuance of stock       658,245              767,294

Changes in assets affecting operations -
(increase) decrease
     Accounts receivable                                28,033                8,447
     Inventory                                          91,499               75,013
     Notes receivables                                  79,499              (44,503)

Changes in liabilities affecting operations
- increase (decrease)
     Accounts payable                                 (397,047)             (47,995)
     Accrued payroll and related                      (431,755)             100,324
     Income Tax Payable                                 12,407               18,675
     Accrued interest                                        0              (86,888)
                                                      ----------         ------------
Net cash provided by (used in) operating
activities                                            (782,806)           2,985,506
                                                      ----------         ------------
Cash flows from financing activities:
     Write-off of Debentures/Notes                     622,589           (3,350,000)
     Proceeds from issuance of stock                   157,250                    0
     Payment on Long-Term Debt                               0              232,502
     Repayment of debt                                       0                    0
                                                      ----------         ------------
Net cash provided by (used in) financing
activities                                             779,839           (3,117,498)

Cash flows from investing activities:
     Purchase of Fixed Assets                          (17,353)              (6,230)
     Proceeds from sale of marketable securities         1,273              104,751
                                                      ----------          ------------
Net cash provided by (used in) investing
activities                                             (16,080)              98,521
                                                      ----------          ------------
Increase (decrease) in cash                            (19,047)             (33,471)
Cash - beginning of period                              (9,464)              24,007
Cash - end of period                                     9,583              $(9,464)
                                                      ==========          ============
Schedule of Non-Cash Investing and Financing
Transactions
---------------------------------------------

Purchase of assets through issuance of shares                0              683,330
                                                    ============          ============
Debt paid through issuance of stock                 13,885,000                    0
                                                    ============          ============
Stock issued for services                           23,815,000              767,294
                                                    ============          ============

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Nature of business and business combinations

      AmeriResource Technologies, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc. In February 2002, the Company agreed to a 100 to 1 reverse split of common stock. These financial statements reflect the reverse split in the financial statement and these notes.

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

      On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 100,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom automobile motors. The results of operations for the 3 months ended December 31, 2001 are included in the consolidated financial statements.

      Effective July 1, 1998, the Company acquired First Americans Mortgage Corporation (First Americans) in an agreement for the exchange of stock. The two shareholders of First Americans transferred 100% of their shares in exchange for 450,000 shares of the Company's stock (see Note 2). First Americans was incorporated on July 31, 1995 in Missouri. On December 31, 1999, the Company sold 100% of the shares of First Americans to an officer of First Americans for $30,000 note receivable. This note is payable to the Company over 5 years at the prime interest rate. These consolidated statements include First Americans activity from July 1, 1998 through December 31, 1999.

      On May 13, 1994, the Company entered into an agreement to acquire Tomahawk Construction Company, a Missouri corporation (Tomahawk). The acquisition, which was completed on July 27, 1994, was accomplished by merging Tomahawk into a wholly-owned subsidiary of the Company. Tomahawk then became a subsidiary of the Company. This transaction has been treated as a reverse acquisition.

      Tomahawk is a Kansas City, Kansas-based general contractor and qualified American Indian Minority Business Enterprise specializing in concrete and asphalt paving, utilities, grading/site work, structural concrete and commercial buildings. Tomahawk was organized on April 12, 1980, as a Missouri corporation. Tomahawk has not had operations since 1998.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      Property, Plant and Equipment

      The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2001 and 2002, was $12,627 and $7,540, respectively.

      Gain on extinguishment of debt

      During 2002, the Company wrote off $1,225,206 in debts that were over 7 years old. The debts exceeded the legal statute of limitations. The Company also negotiated new terms of a note payable that increased the principal amount of the note, but forgave all accrued interest. The difference is recorded in gain on extinguishment of debt.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      Income tax

      For the years ended December 31, 2002 and 2001, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

      Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002





1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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


3.    RELATED PARTY TRANSACTIONS

      At December 31, 2002 and 2001, the Company had notes payable balances to officers, a former officer and other stockholders (Note 4). In addition, there was related interest expense incurred and accrued interest.

      The following transactions occurred between the Company and it stockholders and its affiliated companies:

      The following is a table summarizing the related party transactions described above:

                                                        For the Years Ended
                                                           December 31,
                                                         2002           2001
                                                       --------      ---------
      Receivables                                  $         -    $        -
                                                       ========      =========
      Note receivable - current                    $         -    $        -
                                                       ========      =========
      Accrued interest on notes payable            $    360,583   $    306,623
                                                       ========      =========
      Notes payable - current                      $    758,007   $  1,033,630
                                                       ========      =========
      Notes payable - non-current                  $         -    $        -
                                                       ========      =========
      Interest expense on notes payable            $     88,669   $     87,003
                                                       ========      =========

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2002

4.     NOTES RECEIVABLE


Related Party:




Notes receivable from Jim Butler, 8%, due on demand.        79,467

                                                      ------------

Total Notes Receivable - Related Party                      79,467


Less current portion                                       (79,467)

                                                      ------------

Total Notes Receivable                                $          -

                                                      ============



      Other:

Notes receivable from Royal Casino, bearing interest
at 8%, due on demand.                                      40,305


Notes receivable from First Americans Mortgage Corp,
bearing interest at the prime rate, principal and
interest payments due December 31, starting December
31, 2000 through December 31, 2004.                         12,000

                                                       ------------

Total Notes Receivable - Other                              52,305


Less current portion                                       (52,305)
                                                       ------------
Total Notes Receivable                                $         -
                                                       ============

5.   NOTES PAYABLE
     --------------

      The Company had the following notes payable:

      Related Party:

               Note payable to David Butler, unsecured,
               bears interest at 8% and is due on demand         94,500


               Note payable to an officer, unsecured.
               Note bears interest at 8% and is due
               on demand.                                       663,507
                                                             -------------

                   Total notes payable - related parties        758,007


                   Less current portion                        (758,007)
                                                             -------------

                   Long-term portion                   $               -
                                                             =============
      Others:


              Note dated August 31, 1998, payable to
              American Factors in the original amount
              of $430,924, secured by 300,000 shares
              of the Company's common stock The note
              bears interest at 15%.                             350,000
                                                              --------------

                   Total notes payable                           350,000


                   Less current portion                         (350,000)


                   Long-term portion                    $              -
                                                              --------------

            Maturities of notes payable at December 31, 2002, are as follows:

                       Year Ended
                       December 31,
                      ----------------
                            2003                             1,108,007
                            2004                                 -0-
                            2005                                 -0-
                            2006                                 -0-
                            2007                                 -0-
                        Thereafter                               -0-
                                                            --------------------
                                                 $          1,108,007
                                                            ====================

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002




6.    STOCKHOLDERS' EQUITY
      ---------------------

      Options

      During 2000, the Company issued options to an officer to purchase 300,000 shares of common stock at $.01 per share in exchange for services. These options expired on July 1, 2002. During 2001, 1,000,000 shares were issued as a result of the exercise of these options.

      As part of the acquisition of Jim Butler Inc., the Company issued 500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 1,500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. The options will be issued for every one million in gross sales added to the Company's gross revenue WBI would be granted thirty thousand in option shares. These options expire on September 25, 2004. To date, none of the Options have been exercised nor does the Company believe the Options will be exercised.

      Common stock

      The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During 2002, the Company issued the following shares of common stock:

      1. 14,969,858 shares of common stock were issued for consulting services valued at $320,946. These shares were valued between $0.01 and $0.07 per share.

      2. 3,480,403 shares of common stock were issued for the extension and modification of a note payable.

      3. 5,850,000 shares of common stock were issued for legal services valued at $60,000. These shares were valued between $0.025 and $0.05 per share.

      4. 13,885,000 shares of restricted common stock to an officer of the company to reduce a note payable by $277,000. These shares were valued at $0.02 per share.

      5. 6,000,000 shares of common stock were issued as the result of subscription agreements. The Company received $97,250 in cash and the shares were valued at $0.0162.

      6. 3,125,000 shares of restricted common shares were issued for a loan guarantee.

      7. 2,000,000 shares of restricted common shares were issued as a result of options being exercised for a total of $60,000 in cash.


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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

      Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 1998. Dividends are not payable until declared by the Company. At December 31, 2001, the amount of dividends in arrears on the preferred stock was $1.6 million. The majority of the interest (approx 90%) owed on the dividends in the arrears are owed to Delmar Janovec, the President and majority stockholder.


      Delmar Janovec exchanged the dividends owed in the approx. amount of $1.6 million for the 1,000,000 shares of Class C Preferred Stock that was established in February 2002. This was footnoted in the 10KSB as a subsequent event transaction. There would be nothing owed to DAJ however, there would be some owed to the other Holders of A & B Classes.

7.    INCOME TAX
      -----------

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002


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

      The Company is currently covered adequately for general liability and workmen's compensation insurance meeting the standard limits that are customary in the industry. However, due to the nature of the Company's business, the Company has historically been able to secure workmen's compensation and auto insurance meeting the standard limits that are customary in the industry. The Company has not been able to secure general liability insurance at this time, however, is continuing to look for coverage and believes the coverage will be provided. Jim Butler provides for its own coverage under a separate carrier and policy which meets the standard limits for its industry. Although the Company does not presently has a general liability policy in effect, there are no operations performed by the Company that would require such insurance.

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

      The IRS and the Company have been trying to resolve the outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the closed down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until the amount of approximately $282,000, constituting principal an interest, is paid in its entirety. Clawson has made payments of approximately $100,000, to date.

      In February 1996, American Factors Group, LLC ( American Factors ) filed suit against the Company and certain subsidiaries for breach of

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

      The Company cancelled the debenture in June of 2001 therefore, considers the guarantee to be cancelled and voided. Due to the cancellation of the debenture there is no obligation by the Company to Lexington Sales Corporation.

      On August 26, 2002, the Company and Royal Casino Holdings Corporation ("RCH") executed an exchange agreement ("Exchange Agreement") whereby RCH agreed to exchange a majority interest in its subsidiaries, RCE and Royal Casino Cruises, LLC ("RCC"), for a majority interest in the Company. RCE owned and operated the day cruise gaming boat, Royal Casino I, and RCC owned the land lease on which the Royal Casino I docked adjacent to the Ambassador Hotel on the Intercoastal Waterway in Hollywood, Florida.

      On December 20, 2002, the Company and RCH rescinded, ab intitio, the Exchange Agreement. The Exchange Agreement was not closed until October 2, 2002. The primary delay in closing the

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

      Exchange Agreement was RCH inability to procure sufficient working capital, which was not yet obtained by RCH as of closing but was expected to be obtained within ten (10) days of closing. The Company and RCH executed an addendum ("Addendum") to the Exchange Agreement on November 19, 2002 whereby RCH granted the Company an option to rescind the Exchange Agreement in the event RCH was unable to maintain working capital sufficient to facilitate the operations of RCE and RCC.

      JBP was acquired by the Company on September 26, 2001, from Wasatch Business Investors, Inc. (WBI) and Covah, LLC (Covah.) The Company recently learned of a lien in the amount of $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

      Additionally, since the agreement between the Company, WBI and Covah for the purchase of JBP provided that JBP's assets be free and clear of any liens and encumbrances, the Company considers the promissory note to WBI in the amount of $350,000 to be invalid and unenforceable. Therefore, the promissory note has also been noted as a contingent liability.

9.    MARKETABLE SECURITIES
      ---------------------

      At December 31, 2002 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 2002.


                                                         2002
                                                     ------------

Marketable securities available for sale:
124,326 shares of restricted common stock,
Oasis Hotels and Casino International (formerly
Flexweight Corporation)                                    621
                                                    ------------
Total marketable securities                    $           621
                                                    ============


10.   GOING CONCERN UNCERTAINTY
      --------------------------

      The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2002

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

11.   SUBSEQUENT EVENTS
      -----------------

      There were no other material events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2002, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Directors, Executive Officers and Control Persons

      Name              Age         Position(s) and Office(s)
      ----              ---         -------------------------

      Delmar Janovec    54          President, Chief Executive Officer and
                                    Director
      Rod Clawson       48          Director

      Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company. He has served as the president and manager of the Company's subsidiary, Tomahawk Construction, Inc., since April 1980. Mr. Janovec also serves on the board of directors of NevStar Gaming and Entertainment Corporation. He is a descendant of the Mdewakanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe and has over twenty years of experience in the construction and real estate development industries. Mr. Janovec attended undergraduate studies at Kansas State University.

      Rod Clawson has been with the Company since October 1, 1993 and served as vice president of the Company and president of KLH Engineers & Constructors, Inc., the Company's former subsidiary, until June 1, 1998. On August 10, 1995, Mr. Clawson was appointed to the Company's board of directors. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. He has served as Region Manager of Sales for Analytical Surveys, a mapping company, since 1997. Mr. Clawson most recently served as a Regional Manager for the western United States for Space Imaging, LLC. He has a
Bachelor of Science in Business and a minor in Marketing from Regis University.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Delmar Janovec and Rod Clawson who both acquired Preferred Stock on January 29, 2002, which is convertible into shares of Common Stock, and reported such acquisitions on Form 4 filings on June 18, 2002. Delmar Janovec also sold shares of Common Stock on January 14, 2002 and reported the sale in a Form 4 filing on February 12, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002, 2001 and 2000. The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

                           SUMMARY COMPENSATION TABLES


                                       Annual Compensation
                           -----------------------------------------------------

     Name and                                                Other Annual
Principal Position  Year    Salary ($)     Bonus ($)       Compensation ($)
---------------------------------------- --------------------------------------
  Delmar Janovec,   2002   $100,000(1)      -0- (2)              -0-
     President
---------------------------------------- --------------------------------------
  Delmar Janovec,   2001   $100,000 (1)   $305,000 (2)          - 0 -
     President
---------------------------------------- --------------------------------------
  Delmar Janovec,   2000   $100,000 (1)    - 0 - (2)            - 0 -
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


                          Long Term Compensation
                        -----------------------------------------

                                   Awards              Payouts
                        -----------------------------------------

                         Restricted Securities Underlying LTIP     All Other
Name and Principal         Stock          Options/       Payouts  Compensation
     Position      Year   Award(s)($)     SARs(#)          ($)        ($)
-------------------------------------------------------------------------------
 Delmar Janovec,   2002     -0-             -0-            -0-        -0-
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   2001    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------
 Delmar Janovec,   2000    - 0 -           - 0 -          - 0 -      - 0 -
    President
-------------------------------------------------------------------------------

Compensation of Directors

      The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 27, 2003, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 27, 2003, there were 115,214,194 shares of Common Stock issued and outstanding.

Title of Class        Name and Address of       Amount and Nature     Percent of
                       Beneficial Owner           of Beneficial        Class(1)
                                                   Ownership(1)
--------------------------------------------------------------------------------

   Common Stock             Barry Clark               7,000,000            6.1%
($0.0001 par value) 300 Carlsbad Village Dr. #108
                    Carlsbad, California 92008
--------------------------------------------------------------------------------
   Common Stock            Brent Crouch               7,875,000            6.8%
($0.0001 par value)    1453 S. Major Street
                    Salt Lake City, Utah 84115
--------------------------------------------------------------------------------
                   Executive Officers & Directors
--------------------------------------------------------------------------------
   Common Stock         Delmar Janovec (2)
($0.0001 par value) 3430 E. Russell Rd., Suite 118  1,281,213,044 (3)    92% (4)
                      Las Vegas, Nevada 89120
--------------------------------------------------------------------------------
   Common Stock           Rod Clawson (2)
($0.0001 par value)   7049 S. Piccadilly St.         14,190,000 (5)      11% (6)
                      Aurora, Colorado 80016
--------------------------------------------------------------------------------
   Common Stock    Directors and Executive Officers
($0.0001 par value)         as a Group              1,295,403,044        (7)
                          (2 individuals)
--------------------------------------------------------------------------------
      (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
      (2) Please note that this shareholder owns preferred stock as more fully described in the following table.
      (3) Includes 1,257,862 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert his 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion, which for the purposes of this table is constructively April 1, 2003.
      (4) Percentage is based upon the total 115,214,194 outstanding shares of Common Stock combined with the 1,281,213,044 shares of Common Stock beneficially owned by Janovec.
      (5) Includes 1,250,000 shares of Common Stock which Rod Clawson beneficially owns by virtue of his right to convert his 250,000 shares of the Company's Series D Preferred Stock to Common Stock. Holders of the Company's Series D Preferred Stock have the option, at any time, to convert their shares into one share of Common Stock and have voting rights equivalent to five (5) shares of Common Stock.
      (6) Percentage is based upon the total 115,214,194 outstanding shares of Common Stock combined with the 14,190,000 shares of Common Stock beneficially owned by Clawson.
      (7) Percentage exceeds 100% as a result of Janovec's right to elect to convert the Series C Preferred Stock to Common Stock.

      The following table sets forth, as of March 27, 2003 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

    Series of          Name and Address of        Number of Shares    Percent of
Preferred Stock        Beneficial Owner        Beneficially Owned (1)  Class (1)
--------------------------------------------------------------------------------
    Series B             Tibor L. Nemeth
                     165 North Aspen Avenue          177,012 (2)         11.4%
                     Azusa, California 91702
--------------------------------------------------------------------------------
                  Executive Officers and Directors
--------------------------------------------------------------------------------
    Series C             Delmar Janovec
                  3430 E. Russell Rd., Suite 118    1,000,000 (3)        64.2%
                     Las Vegas, Nevada 89120
--------------------------------------------------------------------------------
    Series D               Rod Clawson
                     7049 S. Piccadilly St.          250,000 (4)         16.0%
                     Aurora, Colorado 80016
--------------------------------------------------------------------------------
                    All Executive Officers &
                      Directors as a Group            1,250,000          80.2%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2002, the Company was indebted to its president, Delmar Janovec, in the amount of $663,507.

      On January 31, 2002, the Company's Board of Directors issued Mr. Janovec one million (1,000,000) shares of the Company's Series C Preferred Stock in exchange for his waiver of approximately $2,000,000 of debt the Company owed to him in connection with dividends earned on Series A and Series B Preferred Stock between 1995 and 1999.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by reference.

(b) The Company filed a Form 8-K on October 3, 2002 regarding the closing of the August 26, 2002 Exchange Agreement by and between the Company and Royal Casino Holding Corporation.

(c) The Company filed a Form 8-K on December 20, 2002 regarding the recission of the August 26, 2002 Exchange Agreement by and between the Company and Royal Casino Holding Corporation.

ITEM 14.    CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April 2003.

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

Signature               Title                               Date

/s/ Delmar Janovec
_____________________   President, Chief Executive Officer  April 11, 2003
Delmar Janovec          and Director

/s/ Rod Clawson
_____________________   Director                            April 11, 2003
Rod Clawson

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Annual Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 11, 2003              /s/ Delmar Janovec
                                    ___________________________________
                                    Delmar Janovec
                                    Chief Executive Officer and
                                    Principal Financial Officer

                                 CERTIFICATIONS

      I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

      1. I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Delmar Janovec
----------------------------------
Delmar Janovec, Chief Executive Officer
and Principal Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------     -----       ------------

3(i)        *           Articles of Incorporation of the Company.

3(ii)       *           Bylaws of the Company.

21          17          Subsidiaries of Registrant

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                        AMERIRESOURCE TECHNOLOGIES, INC.

1.    West Texas Real Estate & Resources, Inc. was incorporated in Texas.

2.    Jim Butler Performance, Inc. was incorporated in Tennessee.

3.    Tomahawk Construction Company was incorporated in Missouri.
                                       17