Form 10QSB
period 2003-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2003-05-15
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033
                        -------


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                      84-1084784
            --------                                   ----------------
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

      On May 14, 2003, there were 115,364,194 outstanding shares of the issuer's common stock, par value $0.0001.

                              TABLE OF CONTENTS





PART I-FINANCIAL INFORMATION...................................................3

      ITEM 1.  Financial Statements..........................................F-1

      ITEM 2.  Management's Discussion & Analysis of Financial Condition
               and Results of Operations.......................................4

      ITEM 3.  Controls and Procedures.........................................6

PART II-OTHER INFORMATION......................................................7

      ITEM 1.  Legal Proceedings...............................................7

      ITEM 6.  Exhibits and Reports on Form 8-K................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................12

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                   A S S E T S
                                  -------------

                                                       March 31,    December 31,
                                                         2003          2002
                                                       --------     -----------

Current Assets:
---------------
  Cash and Cash Equivalents                       $         0      $     9,583
  Accounts Receivable, net                             27,051           45,666
  Inventory                                           121,650          149,794
  Note Receivable - Related Party                           0           79,467
  Notes receivable                                     52,305           74,503
                                                   -----------      -----------
        Total Current Assets                          201,006          359,013

Fixed Assets:
-------------
  Leasehold Improvements                                6,230            6,230
  Website                                              11,400           11,400
  Building                                            173,053          173,053
  Land                                                 60,000           60,000
  Accumulated Depreciation                            (22,450)         (20,166)
                                                   -----------      -----------
        Net Fixed Assets                              228,233          230,517

Other Assets:
-------------
  Oil & Gas Property                                1,700,000        1,700,000
  Marketable securities                                   621              621
                                                  -----------       -----------
       Total Other Assets                           1,700,621        1,700,621
                                                  -----------       -----------
       Total Assets                               $ 2,129,860      $ 2,290,151
                                                  ===========      ===========









 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-1

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Balance Sheets

        L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
        ----------------------------------------------------------------

                                                      March 31     December 31,
                                                        2003          2002
                                                      --------     ------------
Current Liabilities
-------------------
  Bank Overdraft                                    $    22,676      $       0
  Accounts payable:
    Trade                                               136,456         71,465
  Notes payable -related party                          775,820        758,007
  Notes payable -current portion                        350,000        350,000
  Unearned Income                                       125,713         30,598
  Accrued payroll and related expenses                        0              0
  Accrued interest:
    Related Party                                       283,217        360,583
    Other                                                29,692         29,692
  Income Tax Payable                                          0              0
                                                    -----------    -----------
       Total Current Liabilities                      1,723,574      1,600,345

Non-Current Liabilities:
------------------------
  Commitments and contingencies                         305,000        305,000
                                                    -----------    -----------
       Total Other Liabilities                          305,000        305,000
                                                    -----------    -----------
       Total Liabilities                              2,028,574      1,905,345
                                                    -----------    -----------
Stockholders' deficit
---------------------
  Preferred stock $.001 par value; authorized
  10,000,000 shares; Series A, issued and
  outstanding, 131,275 shares                        $     131      $     131

  Preferred stock $.001 par value; authorized
  10,000,000 shares; Series B, issued and
  outstanding 177,012 shares                               177            177

  Preferred stock $.001 par value; authorized
  1,0000,000 shares; Series C, issued and
  outstanding, 1,000,000 shares                          1,000          1,000

  Preferred stock $.001 par value; authorized
  750,000 shares; Series D, issued and
  outstanding, 250,000                                     250            250

  Common Stock, $.0001 par value; 1,000,000,000
  authorized shares; issued and outstanding,
  109,896,869 and 59,164,194 shares.                    10,990          5,916

  Additional paid-in capital                        14,608,492     14,427,420
  Accumulated deficit                              (14,516,646)   (14,046,980)
  Accumulated other comprehensive loss                  (3,108)        (3,108)
                                                  -------------   ------------
  Total Stockholders' Deficit                          101,286        384,806
                                                  -------------   ------------
  Total Liabilities and
  Stockholders' Equity                               2,129,860      2,290,151
                                                  ============    ============

 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-2

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                            For the quarter ended
                                                  March 31,
                                            ---------------------
                                               2003      2002
                                            ---------- ----------

Net service income                          $ 358,545   $ 467,761

Cost of Goods Sold                            260,164     275,564
                                            ---------- ----------
      Gross Profit                             98,381     192,197

Operating expenses
------------------
   General and administrative expenses         94,589     214,533
   Salaries                                    76,764      34,999
   Legal & Professional                        75,892      51,407
   Consulting                                 128,247      76,900
                                            ---------- ----------
      Operating loss                         (277,111)   (185,642)

Other Income (Expense):
-----------------------
   Interest expense                           (26,671)    (23,647)
   Other Gains and Losses                    (165,884)          0
   Gain on marketable securities                    0       1,156
                                            ---------- ----------
      Total other income (expense)           (192,555)    (22,491)

Net Income (loss) before income tax          (469,666)   (208,133)

Income Tax Provision (Note 7)                       0           0
                                            ---------- ----------
Net Income (loss)                            (469,666)   (208,133)
                                            ========== ==========
Earnings per share                             (0.009)     (0.021)
                                            ========== ==========
Weighted average common shares             54,948,435   9,903,203
outstanding                                 ========== ==========


 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-3

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                      For the three months ended
                                                               March 31
                                                      --------------------------
                                                          2003         2002
                                                      ------------   -----------

Reconciliation of net loss provided by
(used in) operating activities:

Net income (loss)                                       $(469,666)    $(208,133)

Non-cash items:
   Depreciation                                             2,286         5,613
   Non-cash services through issuance of stock            185,545        77,523

Changes in assets affecting operations (increase)/decrease
   Accounts Receivable                                     18,615       (12,422)
   Inventory                                               28,144       (36,526)
   Notes Receivables                                      101,665       (42,440)

Changes in liabilities affecting operations increase/(decrease)
   Accounts Payable                                        64,991        39,691
   Accrued Payroll and related expenses                         0       139,740
   Accrued Interest                                       (76,767)       23,647
   Other current liabilities                               95,115             0
                                                       ------------  -----------

Net cash provided by (used in) operating activities       (50,072)      (13,307)

Cash flows from investing activities:
   Purchase of Fixed Assets                                     0       (11,400)
   Proceeds from sale of marketable securities                  0         8,136
                                                       ------------  -----------

Net cash provided by (used in) investing activities             0        (3,264)

Cash flows from financing activities:
   Proceeds from borrowing                                 17,813             0
   Proceeds from the sale of common stock                       0             0
   Repayment of debt                                            0             0
                                                       ------------  -----------

Net cash provided by (used in) financing activities        17,813             0

Increase (decrease) in cash                              $(32,259)     $(16,571)
                                                       ============  ===========

Cash- beginning period                                  $   9,583      $ (9,464)
                                                       ============  ===========

Cash- end of period                                      $(22,676)     $(26,035)
                                                       ============  ===========

 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-4

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)



NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES
----------------------------------------------------

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

On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 100,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom high-end engines for the racing industry specializing in Pontiac engines and distributes a line of associated parts.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2003. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

Note 3  - ACQUISITIONS
----------------------

On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Million (1,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seven and Fifty Thousand (750,000) Shares being issued to Covah and the remaining Two Hundred Five Thousand (250,000) Shares being issued to WBI. The amount of Shares

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note 3 - ACQUISITIONS (CON'T)
-----------------------------

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

NOTE 4 - STOCKHOLDERS' EQUITY
------------------------------

Options

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


      options expire on September 25, 2004. To date, none of the options have been exercised nor does the Company believe the options will be exercised.

Common stock

      The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2003, the Company issued the a total of 50,732,675 shares of common stock:

      34,950,000 shares of common stock were issued for consulting services valued at $124,486. These shares were valued at $.004 per share.

NOTE 4 - STOCKHOLDERS' EQUITY (con't)
-------------------------------------

      4,200,000 shares of common stock were issued for legal services valued at $18,060. These shares were valued at $.004 per share.

      10,000,000 shares of common stock were issued for Director/Officer Services valued at $43,000. These shares were valued at $.004 per share. 1,582,675 shares of common stock were issued for the extension of a note payable.

      Preferred stock

      The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

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

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                                   March 31, 2003
                                     (Unaudited)


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

NOTE 5 - NOTES RECEIVABLE
--------------------------

The Company had the following notes receivable:

  Notes receivable from Nevstar, bearing interest
  at 8%,due on demand.                                       16,650
  Other                                                      17,655
  Notes receivable from First Americans Mortgage
  Corp, bearing interest at the prime rate,
  principal and interest payments due December 31,
  starting December 31, 2000 through December 31, 2004.      18,000
                                                           ---------
  Total Notes Receivable - Other                             52,305

  Less current portion                                      (52,305)
                                                           ---------
  Total Notes Receivable                                $        -
                                                           =========


NOTE 6- NOTE PAYABLE
---------------------

  The Company had the following notes payable:

  Related Party:

      Note payable to David Butler, unsecured,
      bears interest at 8% and is due on demand              94,500
      Note payable to an officer, unsecured. Note
      bears interest at 8% and are due on demand.           681,320
                                                          -----------

      Total notes payable - related parties                 775,820

      Less current portion                                 (775,820)
                                                         -----------
  Long-term portion                                     $        -
                                                         ===========

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 6- NOTE PAYABLE
--------------------

Others:

          Note dated August 2, 2000, payable
          to American Factors, secured by 300,000
          shares of the Company's common stock.
          The note bears interest at 15%.                 350,000

                   Total notes payable                    350,000

                   Less current portion                  (350,000)

                   Long-term portion                   $      -
                                                        ============
       Maturities of notes payable at March 31, 2003, are as follows:

            2003                                      $ 1,125,820
            2004
            2005                                               0
            Thereafter                                         0
                                                        ------------
                                                      $ 1,125,820

NOTE 7 - GOING CONCERN UNCERTAINTY
-----------------------------------

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


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for general liability and workmen's compensation insurance meeting the standard limits that are customary in the industry. However, due to the nature of the Company's business, the Company has historically been able to secure workmen's compensation and auto insurance meeting the standard limits that are customary in the industry. The Company has not been able to secure general liability insurance at this time, however, is continuing to look for coverage and believes the coverage will be provided. Jim Butler provides for its own coverage under a separate carrier and policy, which meets the standard limits for its industry. Although the Company does not presently have a general liability policy in effect, there are no operations performed by the Company that would require such insurance.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the interactive gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company makes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

      Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

General

      The Company's operations for the first quarter of 2003 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"). The Company continues to seek viable business entities that are compatible to the Company's overall strategic plan and are interested in going public or becoming an operating subsidiary of a public company.

      The Company has established a website, www.ameriresourcetechnologies.com, which will allow the Company to provide better communications to its shareholders as well as providing information to the investment community.

MONTEL TECHNOLOGIES, MONTEL HOLDING GROUP, INC. AND MONTEL MANAGEMENT
CORPORATION

      On May 9, 2003, the Company executed a Letter of Intent with Ray Montelongo, Marty Hubbard, Montel Technologies, (www.montel-technologies.com), Montel Holding Group, Inc., and Montel Management Corporation whereby it agreed to a stock for stock exchange of an unspecified amount of its common stock at a stipulated stock price to be determined in the definitive agreement for 80% of Montel Holding Group, Inc. and Montel Management Corporation. The Letter of Intent requires that a Stock for Stock Exchange Agreement be executed prior to May 30, 2003 unless mutually extended by the parties, with a final closing anticipated to be within 60 days.

      Montel Technologies is in the business of providing IT information to the hospitality industry and has developed a package system that combines voice, video, data, and security on high-speed networks. Montel Technologies employs technologies, which are among the best available, to provide low-cost solutions that include in-room high-speed Internet connections with configuration-free plug-and-play access, secure centralized printing and 24/7 professional technical support. Its clients include a few of the top national hotel chains. The two new business units, Montel Holding Group, Inc. and Montel Management Corporation, would operate under the Company as 80% owned subsidiaries with Ray Montelongo serving as the President and the day-to-day management.In the event this transaction is consummated, which may not be assured, the new business units are intended to focus initially on the hotel industry and then diversify into other areas of the hospitality industry.

JIM BUTLER PERFORMANCE

      JBP's operations concentrated on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com, which is still under minor construction. The website will link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events and a technical section that will allow the management of JBP to answer questions from the car enthusiasts and hobbyists. The Company is currently exploring other areas of the United States to expand JBP's distribution operation in an effort to increase revenues and reduce costs. There is no guarantee the Company will be successful in locating another distribution center for the expansion of JBP's operations.

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

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      WTRER's business operations in the first quarter consisted primarily of analyzing the viability of drilling additional wells, deepening the existing wells on its oil, gas and mineral lease in Pecos County, Texas and preliminary discussions with a potential joint-venture partner in the oil and gas industry to develop the existing wells bringing them to full production.

      The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues and profitability. The Company continues to receive unsolicited offers concerning the sale of its subsidiaries and has not received an offer on any of its subsidiaries, which the Company deems acceptable. The Company will continue to entertain offers to sell some or all of its subsidiaries in an attempt to reach a consistent level of profitability.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended March 31, 2003 as compared to the same period in 2002.

      Revenue from the operations of the Company's wholly owned subsidiary, JBP, of $358,545 was realized during the first quarter of 2003. JBP's revenues for the three-month period ending March 31, 2002 were $467,761. The cost to generate these revenues, or the cost of goods sold, was $260,164 allowing a gross profit of $98,381 for the three months ended March 31, 2003. The Company's net loss for the three months ended March 31, 2003 increased to $469,666, from $208,133 for the same period in 2002. This increase in net loss is attributable to an increase in salaries to $76,764 in the first quarter of 2003 from $34,999 for the same period in 2002, an increase in consulting fees from $76,900 for the three months ended March 31, 2002 to $128,247 for the three months ended March 31, 2003, as well as other gains and losses in the amount of $165,884 for the first quarter of 2003 as compared to $0 for the first quarter of 2002.

      Although consulting expenses as well as employee salaries and bonuses, primarily related to the operations of JBP, increased in the first quarter of 2003, general and administrative expenses decreased from $214,533 for the quarter ended March 31, 2002 to $94,589 for the same period in 2003. When JBP's operating expenses are netted from JBP's revenues, the Company's total operating loss for the quarter ended March 31, 2003 increased to $277,111 from $185,642 for the quarter ended March 31, 2002. As a result, the earnings per share decreased to $0.009 per share for the three-months ended March 31, 2003 from $0.021 per share for the three-months ended March 31, 2002.

      The Company's current assets as of March 31, 2003 were $201,006 as compared to $359,013 as of March 31, 2002. This decrease in current assets is due to a decrease in cash and cash equivalents from $9,583 as of March 31, 2002 to $0 in the first quarter of 2003, a decrease in accounts receivable from $45,666 for the first quarter of 2002 to $27,051 for the first quarter of 2003, a decrease in inventory by $28,144, a decrease in related party notes receivable from $79,467 as of March 31, 2002 to $0 as March 31, 2003, and a decrease of $22,198 in other notes receivable.

Liquidity and Capital Resources

      Although there was $17,813 in cash flow from financing activities for the first quarter of 2003 as compared to $0 for the same period in 2002, the Company's net cash used in operating activities for the three- months ended March 31, 2003 increased to $50,072 from $13,307 for the same period in 2002. This increase is mainly attributable to an increase in non-cash services through the issuance of stock to $185,545 for the first quarter of 2003 from $77,523 for the first quarter of 2002, and an increase in notes receivable from $42,440 for the three months ended March 31, 2002 to $101,665 for the three months ended March 31, 2003.

      The Company has relied upon its chief executive officer for its capital requirements and liquidity. The Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The following are material cases resolved during this period ended March 31, 2003 and/or pending issues involving the Company.

      ORIX Real Estate Capital Markets, LLC, as the Special Servicer for Finova
      -------------------------------------------------------------------------
Realty Capital, Inc. v. Magnolia Manors Properties, LLC, et al., Case No.
---------------------------------------------------------------
CV-01-3086-SH, was filed in the Montgomery Circuit Court in Montgomery County, Alabama in May 2000 by Orix Real Estate Capital markets, LLC ("ORIX") as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. This lawsuit alleged that because the Company had been, between December 23, 1999 and February 27, 2001, in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. On January 25, 2002, the Company and Delmar Janovec filed a Motion for Summary Judgment asking the Court to enter and order granting judgment in their favor on all claims asserted against them. The Circuit Court granted summary judgment in favor of the Company and Delmar Janovec on March 29, 2002. Orix appealed this judgment to the Alabama Supreme Court on June 26, 2002. The Alabama Supreme Court affirmed the Circuit Court's summary judgment on January 14, 2003.

      American Factors Group, LLC. vs AmeriResource Technologies, Inc., et al.
      ------------------------------------------------------------------------
This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB).

      In February 2000, the parties stipulated to the dismissal of certain claims in this suite with prejudice. This stipulation dismissed all of the claims in this suit pursuant to a Settlement Agreement, which has been subsequently amended.

      The Settlement Agreement provided for the payment by the Company and Delmar Janovec ("Janovec") of certain obligations and judgments entered against the defendants. An Addendum dated August 10, 2000 was executed to modify certain terms of the repayment schedule. As the Company and Janovec were unable to meet the terms of repayment set forth in the Addendum, a Second Addendum was executed in the first quarter of 2002 to modify the repayment conditions as follows:

      * the interest rate and all other penalties and late charges assessed on the outstanding obligations of $308,692.08 owed by Janovec and the Company shall be fifteen percent (15%) until the obligation is paid in full on or before March 31, 2002

      * the repayment schedule shall be weekly payment of not less than $2,500 with repay- ments increasing in the event the price of the Company's Common Stock increases;

      * to the extent the Company secures a line of credit through VSource 1 and receives any investor monies, American Factors Group, LLC. ("AFG") shall receive fifty percent (50%) of any such monies; and

      * the Company shall issue to AFG ten million (10,000,000) shares of the Company's Common Stock in consideration of the modification of the repayment conditions on Pre-reverse condition.

      As the Company's Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's President, has agreed to sell his personal shares of the Company's Common Stock to make the scheduled payment. In the event the obligation was not paid in full by March 31, 2002, AFG would be entitled to proceed with any available proper legal action to collect on its judgment. AFG has been paid in the approximate amount of $352,000, to date. AFG and the Company have extended the terms of the Second Addendum until December 27, 2003.

      Internal Revenue Service Issue. The IRS and the Company had been trying to resolve outstanding issues through an appointed agent during 2000 for the taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the Engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby, Clawson would pay $50,000 per month until approximately $282,000 constituting principal an interest, is paid of in its entirety. Mr. Clawson has made payments in excess of $100,000 to date.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-QSB, which is incorporated herein by reference.

            (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended March 31, 2003.

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

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
-----------------------------------
Delmar Janovec
Chairman of the Board of Directors
and Chief Executive Officer

Dated: May 14, 2003

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002


      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10- QSB for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 14, 2003                 /s/ Delmar Janovec
                                    -------------------------------------
                                    Delmar Janovec
                                    Chief Executive Officer and Principal
                                    Financial Officer

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

Date: May 14th, 2003

/s/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer
And Principal Financial Officer

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------     ----        -----------

3(i)        *           Articles of Incorporation.

3(ii)       *           Bylaws.