Form 10QSB
period 2003-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2003-08-14
CIK 876490

U.S.
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033
                        -------


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                DELAWARE                                   84-1084784
       ------------------------------                  ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            3450 E. Russell Road, Suite 116, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                 YES [X] NO [ ]

      Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

      On August 14, 2003, there were 170,943,194 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS





PART I-FINANCIAL INFORMATION...................................................3

      ITEM 1.  Financial Statements..........................................F-1

      ITEM 2.  Management's Discussion & Analysis of Financial Condition
               and Results of Operations.......................................4

      ITEM 3.  Controls and Procedures.........................................7

PART II-OTHER INFORMATION......................................................7

      ITEM 6.  Exhibits and Reports on Form 8-K................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                  A S S E T S
                                  -----------

                                            June 30,     December 31,
                                              2003          2002
                                           -----------   -----------
Current Assets:
---------------
  Cash and Cash Equivalents               $      9,376   $     9,583
  Account Receivable, Net                 $     24,472        45,666
  Notes receivable - other                      52,305        79,467
  Notes receivable                                   0        74,503
  Inventory                                     73,769       149,794
                                          ------------   -----------
     Total Current Assets                      159,922       359,013

Fixed Assets:
-------------
  Leasehold Improvements                         6,230         6,230
  Land                                          60,000        60,000
  Buildings and Other Fixed Assets             173,053       173,053
  Website                                       11,826        11,400
  Accumulated Depreciation                     (25,214)      (20,166)
                                          ------------   -----------
     Net Fixed Assets                          225,895       230,517

Other Assets:
-------------
  Oil & Gas Property                         1,700,000     1,700,000
  Marketable securities                            621           621
                                          ------------   -----------
     Total Other Assets                      1,700,621     1,700,621
                                          ------------   -----------
     Total Assets                         $  2,086,438   $ 2,290,151
                                          ============   ===========




 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-1

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

        L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
        ----------------------------------------------------------------

                                                        June 30,    December 31,
                                                          2003          2002
                                                      -----------    -----------
Current Liabilities
-------------------
  Accounts payable:
    Trade                                            $     62,723   $    71,465
  Notes payable -related party                            786,426       758,007
  Notes payable -Other                                    350,000       350,000
  Accrued payroll and related expenses                     62,882             0
  Unearned Income                                          79,221        30,598
  Accrued interest:
    Related Party                                         405,079       360,583
    Other                                                  29,692        29,692
  Income Tax Payable                                            0             0
                                                      ------------   -----------
      Total Current Liabilities                         1,776,023     1,600,345

Other Liabilities:
------------------
  Convertible debentures                                        0             0
  Commitments and contingencies                           305,000       305,000
                                                      ------------   -----------
     Total Other Liabilities                              305,000       305,000
                                                      ------------   -----------
     Total Liabilities                               $  2,081,023   $ 1,905,345
                                                      ------------   -----------
Stockholders' deficit
----------------------
  Preferred stock, $.001 par value;                           131           131
   authorized, 10,000,000 shares; Class A,
   issued and outstanding, 131,275 shares

  Preferred stock, $.001 par value;                           177           177
   authorized, 10,000,000 shares; Class B,
   issued and outstanding, 177,012 shares

  Preferred stock, $.001 par value;                         1,000         1,000
   authorized, 1,000,000 shares; Class C,
   issued and outstanding, 1,000,000 shares

  Preferred stock, $.001 par value;                           250           250
   authorized, 750,000  shares; Class D,
   issued and outstanding, 250,000

  Common Stock, $.0001 par value; 1,000,000,000            14,226         5,916
   authorized shares; issued and outstanding,
   142,257,869 and 59,164,194 shares.

  Additional paid-in capital                           14,794,748    14,427,420
  Accumulated deficit                                 (14,802,009)  (14,046,980)
  Accumulated other comprehensive loss                     (3,108)       (3,108)
                                                      ------------   -----------
     Total Stockholders' Deficit                            5,415       384,806
                                                      ------------   -----------

     Total Liabilities and Stockholders' Equity         2,086,438     2,290,151
                                                      ============   ===========



 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-2

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                For the quarter ended    For the six months ended
                                                      June 30,                  June 30,
                                               -----------------------   ------------------------
                                                   2003        2002          2003        2002
                                               ----------- -----------   ----------  ----------

Net service income                             $   510,900 $   140,948   $  869,445  $  333,145
Cost of Goods Sold                                 313,459                  573,623
                                               ----------- -----------   ----------  ----------
    Gross Profit                                   197,441                  295,822

Operating expenses
------------------
    General and administrative expenses            113,618     169,370      208,207     435,310
    Legal & Professional                            51,680                  127,572
    Consulting                                     257,395      28,900      385,642     105,800
    Employee Salaries & Bonuses                     33,440      37,849      110,204      72,848
                                               ----------- -----------   ----------  ----------
       Operating loss                             (258,692)    (95,171)    (535,803)   (280,813)

Other Income (Expense):
----------------------
   Other Gains and Losses                                0           0    (165,884)           0
   Interest expense                                (26,671)    (46,217)    (53,342)     (69,864)
   Gain (loss) on marketable securities                  0    (173,916)          0     (172,760)
                                                ----------- -----------   ----------  ----------
       Total other income (expense)                (26,671)   (220,133)   (219,226)    (242,624)

Net Income (loss) before income tax               (285,363)   (315,304)   (755,029)    (523,437)
Income Tax Provision                                     0           0           0            0
                                               ------------ -----------   ----------  ----------
Net Income (loss)                                 (285,363)   (315,304)   (755,029)    (523,437)
                                               ============ =========== ===========  ==========
Earnings per share                                    0.00      (0.03)       (0.01)       (0.05)
                                               ============ =========== ===========  ==========
Weighted average common share outstanding      109,896,869  12,391,954  84,530,542   11,122,944
                                               ============ =========== ===========  ==========




 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-3

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows


                                                                     For the six months ended
                                                                             June 30
                                                                     -----------------------
                                                                        2003        2002
                                                                     ----------  -----------

Reconciliation of net loss provided by
  (used in) operating activities:

  Net income (loss) after extraordinary loss                         $(755,029)  $ (523,437)

  Non-cash items:
    Depreciation                                                         5,048           13
    Non-cash services through issuance of stock                        375,638       34,000
    Gain/(Loss) on sale of marketable securities                             0      174,537

  Changes in assets affecting operations (increase)/decrease
    Inventory                                                           76,025       13,803
    Account Receivable                                                  21,194       73,699
    Note Receivable                                                    101,665      (12,435)
    Other receivables                                                        0           0

  Changes in liabilities affecting operations increase/(decrease)
    Accounts payable                                                    (8,742)    (22,874)
    Accrued payroll expenses                                            62,882     (99,965)
    Unearned income                                                     48,623      36,283
    Accrued interest                                                    44,496      23,647
    Other current liabilities                                                0           0
                                                                     ----------  -----------
Net cash provided by (used in) operating activities                    (28,200)   (302,729)

Cash flows from investing activities:
  Purchase of Fixed Assets                                                (426)    (11,400)
  Reduction of Investment in Prime Enterprises                               0     233,330
  Proceeds from sale of marketable securities                                0       9,293
                                                                     ----------  -----------
Net cash provided by (used in) investing activities                       (426)    231,223

Cash flows from financing activities:
  Other Gains and Losses                                                     0           0
  Proceeds from borrowing                                               28,419     132,500
  Repayment of debt                                                          0     (66,660)
                                                                     ----------  -----------
Net cash provided by (used in) financing activities                     28,419      65,840

Increase (decrease) in cash                                          $    (207)  $  (5,666)
                                                                     ==========  ===========

Cash-beginning period                                               $    9,583  $   (9,464)
                                                                     ==========  ===========

Cash-end of period                                                  $    9,376  $  (15,130)
                                                                    ==========  ===========



 The accompanying notes are integral part of Consolidated Financial Statements.
                                      F-4

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)



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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2003. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)



Note 3  - ACQUISITIONS
----------------------

On September 26, 2001, AmeriResource Technologies, Inc. (the "Company") executed an acquisition agreement ("Acquisition Agreement") with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Acquisition Agreement, WBI, as agent for Covah, agreed to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for One Million (1,000,000) shares (the "Shares") of the Company's common stock, par value $0.0001 ("Common Stock"), with Seven Hundred Fifty Thousand (750,000) Shares being issued to Covah and the remaining Two Hundred Five Thousand (250,000) Shares being issued to WBI. The amount of Shares was determined by the closing trading price of the Common Stock for September 25, 2001. Pursuant to a Stock Option Agreement ("Option Agreement") executed by and between the Company and WBI on the same date, the Company granted an option to WBI to purchase Five Hundred Thousand (500,000) shares of Common Stock at an exercise price equal to the average closing trading price of the Common Stock for thirty (30) days prior to the date of closing the acquisition of JBP. The Company executed a promissory note ("Note") on the same date to pay WBI Three Hundred Fifty Thousand dollars ($350,000) over a term of one year with interest accruing at the annual rate of seven percent (7%). The promissory note can be converted to stock upon mutual consent of both parties.

JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah"). During the second quarter of 2002, the Company learned of a lien in the amount of $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

Additionally, since the Agreement between the Company, WBI and Covah for the purchase of JBP provided that JBP's assets be free and clear of any liens and encumbrances, the Company considers the promissory note to WBI in the amount of $350,000 to be invalid and unenforceable. Therefore, the promissory note has also been noted as a contingent liability.

     The following table summarizes the estimated fair value of the JBP assets acquired and liabilities assumed at the date of acquisition:

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

Options

As part of the acquisition of JBP, the Company agreed to grant certain options to WBI and Covah, depending on how much the Company's gross revenue increased as a result of any merger or acquisition effected through WBI and Covah. For every $30,000 incremental increase in the Company's gross revenues resulting from the Company's acquisition or merger with any entity introduced by WBI or Covah, the Company agreed to grant WBI and Covah options to purchase one million shares of the Company's common stock, up to a total of options to purchase two million shares. WBI was to receive 75% of any granted options, with Covah to receive the remaining 25%. The options were to be exercisable through September 25, 2004, at an exercise price equal to 75% of the common stock's moving average over the 90 days preceding exercise. To date, no options have been granted to WBI or Covah.


Common stock

The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. All shares reflected in this report have been adjusted to reflect this stock split. During the second quarter of 2003, the Company issued a total of 32,361,000 shares of common stock:

  19,975,000 shares of common stock were issued for consulting services valued at $85,893. These shares were valued at $.004 per share.

  12,000,000 shares of common stock were issued for legal services valued at $51,600. These shares were valued at $.004 per share.

  86,675 shares of common stock were issued for the extension of a note payable.

Preferred stock

The Company has currently designated 10,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock, 10,000,000 shares as Series B Convertible Preferred Stock, 1,000,000 shares as Series C Preferred Stock, and 750,000 shares as Series D Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each share of Series A and B Preferred Stock is convertible, at any time prior to a notified redemption date, to one share of common stock. The Series A and B Preferred Stock have equal voting rights with common shares.

Each share of the Series C Stock is convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price, equal to $2.00 per share with interest of 8% per annum. The holders of the Series C are entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

Each share of the Series D Preferred Stock is convertible into one share of common stock. Each share of Series D Preferred Stock is redeemable by the Company at any time at a redemption price equal to $.001 per share with interest of 8% per annum. The holders of the Series D shall be entitled to receive $.001 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

On January 31, 2002, the Company's board of directors approved the exchange by Delmar Janovec, President & CEO, of approximately $2 million in interest owed to him on dividends previously accrued on Series A and B Preferred Stock for one million shares of Series C Preferred Stock

NOTE 5 - NOTES RECEIVABLE
-------------------------

  The Company had the following notes receivable:

    Notes receivable from Nevstar, bearing interest at 8%,              $16,650
    due on demand.
    Other                                                                17,655
    Notes receivable from First Americans Mortgage Corp,
    bearing interest at the prime rate, principal and
    interest payments due December 31, starting
    December 31, 2000 through December 31, 2004.                         18,000
                                                                    ------------
    Total Notes Receivable - Other                                       52,305

    Less current portion                                                (52,305)
                                                                    ------------
    Total Notes Receivable                                          $        -
                                                                    ============

NOTE 6- NOTE PAYABLE
--------------------

  The Company had the following notes payable:

  Related Party:

        Note payable to David Butler, unsecured, bears                   94,500
        interest at 8% and is due on demand
        Note payable to an officer, unsecured.  Note
        bears interest at 8% and are due on demand.                     691,926
                                                                ----------------

                Total notes payable - related parties                   786,426
                Less current portion                                   (786,426)
                                                                ----------------
        Long-term portion                                       $             -
                                                                ================

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 6- NOTE PAYABLE
--------------------

Others:


        Note dated August 2, 2000, payable to American
        Factors, secured by 300,000 shares of the
        Company's common stock. The note bears
        interest at 15%.                                                350,000

                   Total notes payable                                  350,000

                   Less current portion                                (350,000)
                                                                ----------------
                   Long-term portion                               $          -
                                                                ================

       Maturities of notes payable at June 30, 2003, are as follows:

       2003                                                         $ 1,136,426
       2004
       2005                                                                   -
       Thereafter                                                             -
                                                               -----------------
                                                                    $ 1,136,426
                                                               =================

NOTE 7 - GOING CONCERN UNCERTAINTY
----------------------------------

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, auto and property casualty insurance meeting the standard limits that are customary in the industry. However, the Company has not been able to secure general liability insurance at this time and is continuing to look for coverage and believes coverage will be provided. Jim Butler provides for its own coverage under a separate carrier and

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 2003
                                     (Unaudited)


policy which meets the standard limits that are required. Although the Company does not presently have a general liability policy in effect, there are no operations performed by the Company that presently require such insurance.

JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah"). During the 2nd quarter of 2002, the Company learned of a lien in the amount of $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

      The Company's operations for the second quarter of 2003 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"). The Company continues to seek viable business entities that are compatible to the Company's overall strategic plan and are interested in going public or becoming an operating subsidiary of a public company.

      The Company established a website, www.ameriresourcetechnologies.com, during the first quarter of 2003, which will allow the Company to provide better communications to its shareholders as well as providing information to the investment community.

SAGO NETWORKS

      On July 31, 2003 the Company executed a Memorandum of Understanding & Fee Agreement with SAGO Networks to develop a working business relationship whereby the Company would introduce SAGO to various business sectors in the hospitality industry regarding SAGO's information technology services in exchange for ten percent (10%) of the service portion of any contract awarded to SAGO as a result of the Company's efforts. SAGO Networks, (www.sagonet.com), is a diversified company with operations that include wireless networking, web hosting services, cellular telephone tower construction and the operation and maintenance thereof, real estate holdings and other business segments. SAGO provides a single-vendor source for all of its customers' bandwidth and custom telecommunications needs. The parties expect to execute a definitive agreement within the next 60 days.

MONTEL TECHNOLOGIES, MONTEL HOLDING GROUP, INC. AND MONTEL MANAGEMENT
CORPORATION

      On May 9, 2003, the Company executed a Letter of Intent with Ray Montelongo, Marty Hubbard, Montel Technologies, (www.montel-technologies.com), Montel Holding Group, Inc., and Montel Management Corporation whereby it agreed to a stock for stock exchange of an unspecified amount of its common stock at a stipulated stock price to be determined in the definitive agreement in exchange for 80% of Montel Holding Group, Inc. and Montel Management Corporation. The Letter of Intent required that a definitive Stock for Stock Exchange Agreement be executed prior to May 30, 2003, unless mutually extended by the parties. The parties have extended this date to September 21, 2003.

      Montel Technologies is in the business of providing information technology to the hospitality industry and has developed a package system that combines voice, video, data, and security on high- speed networks. Montel Technologies employs technologies, which are among the best available, to provide low-cost solutions that include in-room high-speed Internet connections with configuration-free plug-and-play access, secure centralized printing and round the clock professional technical support. Its clients include Hilton, Marriott, and Intercontinental Hotels. The two new business units, Montel Holding Group, Inc. and Montel Management Corporation, would operate under the Company as 80% owned subsidiaries with Ray Montelongo serving as the President and the day-to-day management. In the event this transaction is consummated, which may not be assured, the new business units are intended to focus initially on the hotel industry and then diversify into other areas of the hospitality industry.

JIM BUTLER PERFORMANCE

      JBP's operations concentrate on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com, which is still under minor construction. The website will link to a full inventory of parts that can be purchased on line, as well as a calendar of upcoming events and a technical section that will allow the management of JBP to answer questions from the car enthusiasts and hobbyists. The Company is currently exploring other areas of the United States to expand JBP's distribution operation in an effort to increase revenues and reduce costs. There is no guarantee the Company will be able to locate another distribution area and expand JBP's operations.

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

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month and six month periods ended June 30, 2003 as compared to the same period in 2002.

      Revenue from the operations of the Company's wholly owned subsidiary, JBP, of $510,900 was realized during the second quarter of 2003 as compared to $333,145 for the three-month period ending June 30, 2002. The Company's net loss for the three months ended June 30, 2003 decreased to $285,363 from $315,304 for the same period in 2002. This decrease in net loss is mainly due to a one-time realization in 2002 of a $173,916 loss on marketable securities which was largely offset by an increase in consulting fees of $228,495.

      The Company's operating loss for the quarter ended June 30, 2003 increased to $258,692 as compared to $95,171 for the same period in 2002. This resulted from a significant increase in consulting expenses to $257,395 from $28,900. Although, the earnings per share decreased to $0.00 per share for the three-months ended June 30, 2003 from $0.03 per share for the three-months ended June 30, 2002, this is more related to a material increase in the number of outstanding shares, than to the slight improvement in net loss.

      The Company's operating loss for the six months ended June 30, 2003 increased to $535,803 from $280,813 for the same period in 2002. Increases for the six months ended June 30, 2003 in consulting expenses, from $105,800 to $385,642, and employee salaries and bonuses, from $72,848 to $110,204, attributed to the increase in operating loss.

Liquidity and Capital Resources

      Although there was $28,419 in cash flow from financing activities for the second quarter of 2003 as compared to $65,840 for the same period in 2002, the Company's net cash used in operating activities for the three-months ended June 30, 2003 decreased to $28,200 from $302,729 for the same period in 2002. This decrease is mainly attributable to an increase in non-cash services through the issuance of stock to $257,395 for the second quarter of 2003 from $28,900 for the second quarter of 2002, and an increase in notes receivable from $12,435 for the three months ended June 30, 2002 to $101,665 for the three months ended
June 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB, which is incorporated herein by reference.

       (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
--------------------------------------
Delmar Janovec
Chairman of the Board of Directors, Chief
Executive Officer and Principal Financial Officer

Dated: August 14, 2003

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------     ----        -----------
31          10          302 Certification of Chief Executive Officer and
                        Principal Financial Officer
32          11          906 Certification of Chief Executive Officer and
                        Principal Financial Officer

                                                                      EXHIBIT 31


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


Date: August 14, 2003

/s/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer
And Principal Financial Officer

                                                                      EXHIBIT 32

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002


      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10- QSB for the quarter ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14, 2003              /s/ Delmar Janovec
                                    -------------------------------------
                                    Delmar Janovec
                                    Chief Executive Officer and Principal
                                    Financial Officer