Form 10QSB
period 2003-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2003-11-18
CIK 876490

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                          84-1084784
           -----------                                      -------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                        Identification No.)

            3450 E. Russell Road, Suite 116, Las Vegas, Nevada 89120
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 214-4249
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

      On November 13, 2003, there were 243,921,645 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION ................................................. 1

      ITEM 1.  Financial Statements .......................................... 1

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................... 2

      ITEM 3.  Controls and Procedures ....................................... 6

PART II-OTHER INFORMATION .................................................... 6

      ITEM 1.  Legal Proceedings ............................................. 6

      ITEM 2.  Changes in Securities ......................................... 7

      ITEM 6.  Exhibits and Reports on Form 8-K .............................. 7

SIGNATURES ................................................................... 7

INDEX TO EXHIBITS ............................................................ 8

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S
                                   ------------

                                                  September 30      December 31,
                                                      2003              2002
                                               ---------------    --------------

Current Assets:
---------------
   Cash and Cash Equivalents                   $            0            $9,583
   Account Receivable, Net                             32,239            45,666
   Notes receivable - other                            52,305            79,467
   Notes receivable                                         0            74,503
   Inventory                                           55,437           149,794
                                                --------------    --------------
        Total Current Assets                          139,981           359,013

Fixed Assets:
-------------
   Leasehold Improvements                               6,230             6,230
   Land                                                60,000            60,000
   Buildings and Other Fixed Assets                   173,053           173,053
   Website                                             11,826            11,400
   Accumulated Depreciation                           (22,478)          (20,166)
                                                --------------    --------------
        Net Fixed Assets                              228,631           230,517

Other Assets:
-------------
   Oil & Gas Property                               1,700,000         1,700,000
   Marketable securities                                  621               621
                                                --------------    --------------
        Total Other Assets                          1,700,621         1,700,621
                                                --------------    --------------
        Total Assets                               $2,069,233        $2,290,151
                                                ==============    ==============






 The accompanying notes are integral part of Consolidated Financial Statements.
                                        F-1

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   Unaudited
        L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
        -----------------------------------------------------------------

                                                  September 30      December 31,
                                                      2003              2002
                                                  ------------      ------------
Current Liabilities
-------------------
   Accounts payable:
     Trade                                            $72,719           $71,465
   Cash Overdraft                                       5,455                 0
   Notes payable -related party                       697,466           758,007
   Notes payable -Other                               350,000           350,000
   Accrued payroll and related expenses                     0                 0
   Unearned Income                                     58,567            30,598
   Accrued interest:
     Related Party                                    376,633           360,583
     Other                                             29,692            29,692
Income Tax Payable                                          0                 0
                                                  ------------      ------------
     Total Current Liabilities                      1,590,532         1,600,345

Other Liabilities:
------------------
   Convertible debentures                                   0                 0
   Commitments and contingencies                      305,000           305,000
                                                  ------------      ------------
     Total Other Liabilities                          305,000           305,000
                                                  ------------      ------------
     Total Liabilities                             $1,895,532        $1,905,345
                                                  ------------      ------------
Stockholders' deficit
---------------------
   Preferred stock, $.001 par value;                      131               131
   authorized, 10,000,000 shares;
   Class A, issued and outstanding,
   131,275 shares

   Preferred stock, $.001 par value;                      177               177
   authorized, 10,000,000 shares;
   Class B, issued and outstanding,
   177,012 shares

   Preferred stock, $.001 par value;                    1,000             1,000
   authorized, 1,000,000 shares;
   Class C, issued and outstanding,
   1,000,000 shares

   Preferred stock, $.001 par value;                      250               250
   authorized, 750,000 shares;
   Class D, issued and outstanding,
   250,000

   Common Stock, $.001 par value;                      22,237             5,916
   1,000,000,000 authorized shares;
   issued and outstanding,
   222,365,869 and 59,164,194 shares

   Additional paid-in capital                      15,176,186        14,427,420
   Accumulated deficit                            (15,023,172)      (14,046,980)
   Accumulated other comprehensive loss                (3,108)           (3,108)
                                                 -------------     -------------
        Total Stockholders' Deficit                   173,701           384,806
                                                 -------------     -------------
        Total Liabilities and Stockholders' Equity  2,069,233         2,290,151
                                                 =============     =============


 The accompanying notes are integral part of Consolidated Financial Statements.
                                        F-2


                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    Unaudited

                                      For the quarter ended    For the nine months ended
                                          September 30,             September 30,
                                     -----------------------   ----------------------
                                         2003        2002          2003        2002
                                     ----------- -----------   ----------  ----------

Net service income                    $   747,728 $   415,007   $1,617,173 $ 1,109,129

Cost of Goods Sold                        482,259     256,177    1,055,882     694,054
                                      ----------- -----------   ----------  ----------
   Gross Profit                           265,469     158,830      561,291     415,075

Operating expenses
------------------
   General and administrative expenses    166,153      32,088      374,360     523,148
   Consulting                             582,495     108,720    1,095,709     137,620
   Employee Salaries & Bonuses             68,321      38,238      178,525     111,086
                                       ----------- -----------   ----------  ----------
        Operating loss                   (551,500)    (20,216)   (1,087,303)  (356,779)

Other Income (Expense):
-----------------------
   Other Gains and Losses                       0           0      165,884           0
   Interest expense                        (1,431)    (39,863)     (54,773)   (109,727)
   Gain (loss) on marketable securities         0           0            0    (172,760)
                                       ----------- -----------   ----------  ----------

        Total other income (expense)       (1,431)    (39,863)      111,111   (282,487)

Net Income (loss) before income tax      (552,931)    (60,079)    (976,192)   (639,266)

Income Tax Provision                            0           0            0           0
                                       ----------- -----------   ----------  ----------
Net Income (loss)                        (552,931)    (60,079)    (976,192)   (639,266)
                                       =========== ===========   ==========  ==========
Earnings per share                          (0.00)      (0.00)       (0.01)      (0.04)
                                       =========== ===========   ==========  ==========
Weighted average common shares        174,367,359  32,463,194   152,961,025 17,390,353
outstanding                            =========== ===========   ==========  ==========





 The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                 For the nine months ended
                                                                      September 30
                                                                  -----------------------
                                                                     2003        2002
                                                                  ----------  -----------

Reconciliation of net loss provided by (used in) operating activities:

    Net income (loss) after extraordinary loss                    $(976,192)  $ (639,266)

    Non-cash items:
      Depreciation                                                    2,312           39
      Non-cash services through issuance of stock                   665,087      114,270
      Gain/(Loss) on sale of marketable securities                        0      172,760

   Changes in assets affecting operations (increase)/decrease
     Inventory                                                       94,357       21,269
     Account Receivable                                              13,427        5,420
     Note Receivable                                                101,665       26,601
     Other receivables                                                    0            0

   Changes in liabilities affecting operations increase/(decrease)
     Accounts payable                                                 1,254      (27,704)
     Accrued payroll expenses                                             0      (99,965)
     Unearned income                                                 27,969       35,132
     Accrued interest                                                16,050            0
     Other current liabilities                                            0            0
                                                                  ----------  -----------

Net cash provided by (used in) operating activities                 (54,071)    (391,444)

Cash flows from investing activities:
   Purchase of Fixed Assets                                            (426)     (11,400)
   Reduction of Investment in Prime Enterprises                           0      233,330
   Proceeds from sale of marketable securities                            0        9,293
                                                                  ----------  -----------

Net cash provided by (used in) investing activities                    (426)     231,223

Cash flows from financing activities:
   Common Stock                                                      10,725       55,750
   Proceeds from borrowing                                           39,459      132,500
   Repayment of debt                                                      0      (61,777)
                                                                  ----------  -----------

Net cash provided by (used in) financing activities                  39,459      126,473
Increase (decrease) in cash                                       $ (15,038)  $  (33,748)
                                                                  ==========  ===========
Cash- beginning period                                           $    9,583   $   (9,464)
                                                                  ==========  ===========
Cash- end of period                                               $  (5,455)  $  (43,212)
                                                                  ==========  ===========


The accompanying notes are integral part of Consolidated Financial Statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



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

NOTE 2 - BASIS OF PRESENTATION
-------------------------------

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2003. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

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

Note 3  - ACQUISITIONS
-----------------------

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



Note 3  - ACQUISITIONS (CON'T)
------------------------------

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

JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI")and Covah, LLC ("Covah").The Company recently learned of a lien in the amount of $550,000 thatwas apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler,and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

Additionally, since the Agreement between the Company, WBI and Covah for the purchase of JBP provided that JBP's assets be free and clear of any liens and encumbrances, the Company considers thepromissory note to WBI in the amount of $350,000 to be invalid and unenforceable. Therefore, the promissorynotehas also been noted as a contingent liability.

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

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

Options

      As part of the acquisition of Jim Butler Inc., the Company issued 500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 1,500,000 options with an exercise price of 75% of

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


      the average closing price over the preceding 90 days. The options will be issued for every one million in gross sales added to the Company's gross revenue WBI would be granted thirty thousand in option shares. These options expire on September 25, 2004. To date, no options have been exercised.


Common stock

      In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the third quarter of 2003, the Company issued the a total of 80,108,000 shares of common stock:

      55,469,000 shares of common stock were issued for consulting services valued at $249,611. These shares were valued at $.005 per share.

      10,750,000 shares of common stock were issued for legal services valued at $48,375. These shares were valued at $.005 per share.

      2,239,000 shares of common stock were issued for the extension of a note payable.

      10,000,000 shares of common stock were issued for a $100,000 reduction in the related party debt.

      1,650,000 shares of common stock were issued pursuant to an exercise of common stock options for a total of $10,750 or $.0065 per share.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

NOTE 5 - NOTES RECEIVABLE
-------------------------

    The Company had the following notes receivable:

        Notes receivable from Nevstar, bearing interest at 8%,          16,650
        due on demand.
        Other                                                           17,655
        Notes receivable from First Americans Mortgage Corp,
        bearing interest at the prime rate, principal and
        interest payments due December 31, starting
        December 31, 2000 through December 31, 2004.                    18,000
                                                                    ------------

        Total Notes Receivable - Other                                  52,305

        Less current portion                                           (52,305)
                                                                    ------------
        Total Notes Receivable                                      $        -
                                                                    ============

NOTE 6- NOTE PAYABLE
--------------------

      The Company had the following notes payable:


      Related Party:



                Note payable to David Butler, unsecured,                94,500
                bears interest at 8% and is due on demand
                Note payable to an officer, unsecured.  Note
                bears interest at 8% and are due on demand.            602,966
                                                                    ------------
                      Total notes payable - related parties            697,466

                      Less current portion                            (697,466)
                                                                    ------------
                Long-term portion                                   $       -
                                                                    ============

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)




NOTE 6- NOTE PAYABLE
--------------------

Others:


                Note dated August 2, 2000, payable to
                American Factors, secured by 300,000
                shares of the Company's common stock.
                The note bears interest at 15%.                    350,000

                   Total notes payable                             350,000

                   Less current portion                           (350,000)
                                                                ----------------
                   Long-term portion                            $        -
                                                                ================

            Maturities of notes payable at September 30, 2003, are as follows:

            2003                                            $ 952,966
            2004                                                   --
            2005                                                   --
            Thereafter                                             --
                                                            -------------
                                                            $ 952,966

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business.The Company is currently covered adequately for workmen's compensation, auto and property casualty insurance meeting the standard limits that are customary in the industry.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

However, the Company has not been able to secure general liability insurance at this time and is continuing to look for coverage and believes coverage will be provided. Jim Butler provides for its own coverage under a separate carrier and policy which meets the standard limits that are required. Although the Company does not presently has a general liability policy in effect, there are no operations performed by the Company that presently requires such insurance.

JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI")and Covah, LLC ("Covah").The Company recently learned of a lien in the amount of $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah and the Company required all assets of JBP from WBI and Covah were to be free and clear of any encumbrances, the Company is currently evaluating the validity, terms and facts behind the existence of the lien, as well as any recourse it may have against WBI and Covah. Therefore, the lien has been noted as a contingent liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, the Company cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

      The Company's operations for the third quarter of 2003 were conducted through its wholly owned subsidiaries Jim Butler Performance ("JBP") and West Texas Real Estate & Resources, Inc. ("WTRER"). The Company continues to seek viable business entities that are compatible to the Company's overall strategic plan and are interested in going public or becoming an operating subsidiary of a public company.

JIM BUTLER PERFORMANCE

      JBP's operations in the third quarter concentrated on its core business of manufacturing high end racing engines and the research for the development of potential new product lines as well as expanding the functionality of its existing website, www.jbp-pontiac.com, which is still under minor construction. The Company is currently exploring other areas of the United States to expand JBP's distribution operations in an effort to increase revenues and reduce costs. There is no guarantee the Company will be able to locate another distribution area and expand JBP's operations.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      WTRER's business operations in the third quarter consisted primarily of analyzing the viability of drilling additional wells, deepening the existing wells on its oil, gas and mineral lease in Pecos County, Texas and preliminary discussions with a potential joint-venture partner in the oil and gas industry to develop the existing wells bringing them to full production.

449 AND WDHQ CORPORATIONS

      On September 17, 2003, the Company executed a stock for stock exchange agreement ("Agreement") with Donald Herborn ("Herborn"), a 40% owner of two operating franchises of EagleRider, Inc., specifically 449 Corporation ("449") and WDHQ Corporation ("WDHQ"). 449 and WDHQ are engaged in the business of providing rentals of Harley Davidson motorcycles and recreational equipment. Pursuant to the Agreement, the Company agreed to issue Three Million (3,000,000) restricted shares ("Shares") of its common stock equal to a value of $150,000 at a stipulated value of $0.05 to Herborn and/or his assignees in exchange for Herborn's 40% equity in 449 and WDHQ. The Company further agreed to guarantee seventy-five percent (75%) of the $150,000 stipulated value, for a guaranteed total value of $112,500, or $0.0375 per Share ("Guaranteed Value"), for a period of one year from the date of closing, which shall be based on a 60 day moving average immediately preceding the anniversary of Closing. If the 60 day moving average is less than the Guaranteed Value, additional shares of common stock will be issued based on the 60 day moving average sufficient to equal the Guaranteed Value, but in no event shall the Company be required to issue more than an additional Seven Million (7,000,000) shares to Herborn for a maximum total of Ten Million (10,000,000) shares of restricted common stock. Pursuant to the Agreement, the Company is also required to pay corporate debts of 449 and WDHQ totaling no more than $60,000 to various vendors.

      Also on September 17, 2003, the Company executed a Letter of Intent with Don and Charlene Swedo ("Swedos"), owners of the remaining fifty-eight percent (58%) of 449 and sixty percent (60%) of WDHQ, setting forth in principle the terms by which the Swedos will sell their ownership interests in 449 and WDHQ to the Company through a stock for stock exchange similar to Herborn's Agreement. Additionally, pursuant to the Letter of Intent, the Company will provide an additional $340,000 for the purpose of eliminating debt of 449 & WDHQ and funding the expansion of one rental location.

SAGO NETWORKS

      On July 31, 2003 the Company executed a Memorandum of Understanding and Fee Agreement with SAGO Networks ("SAGO") to develop a working business relationship whereby the Company would introduce SAGO to various business sectors in the hospitality industry, regarding SAGO's information technology services in exchange for ten percent (10%) of the service portion of any contract awarded to SAGO as a result of the Company's efforts. The Company is currently working in conjunction with SAGO to develop a specific marketing and sales program that will be utilized to market hotel and casino markets and large condominium complexes.

MONTEL TECHNOLOGIES, MONTEL HOLDING GROUP, INC. AND MONTEL MANAGEMENT
CORPORATION

      On May 9, 2003, the Company executed a Letter of Intent with Ray Montelongo, Marty Hubbard, Montel Technologies, Montel Holding Group, Inc., and Montel Management Corporation pursuant to which it agreed to a stock for stock exchange of an unspecified amount of its common stock at a stipulated stock price to be determined in the definitive agreement in exchange for eighty percent (80%) of Montel Holding Group, Inc. and Montel Management Corporation. The Letter of Intent required that a Stock for Stock Exchange Agreement be executed prior to May 30, 2003 unless mutually extended by the parties. The parties mutually extended this date to September 21, 2003. However, the Company was not successful in reaching a definitive agreement with these parties within the same scope and structure as the Letter of Intent. Accordingly, the Company concluded that it was not in the best interest of the Company and its shareholders to renew the Letter of Intent.

      The Company continues to search for additional viable business operations of which to acquire or merge in order to increase the Company's revenues and profitability. The Company continues to receive unsolicited offers concerning the sale of its subsidiaries, but none have been acceptable. The Company will continue to entertain offers to sell some or all of its subsidiaries in an attempt to reach a consistent level of profitability.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month and nine month periods ended September 30, 2003 as compared to the same period in 2002.

      The Company's net service income for the quarter ended September 30, 2003 increased to $747,728 from $415,007 for the same quarter in 2002. The net service income for the nine months ended September 30, 2003 increased to $1,617,173 from $1,109,129 for the same period in 2002. The increase in income is mainly attributable to new interest in an aluminum engine block which the Company believes is spurring interest in all aspects of business, and JBP's efforts to capitalize on this interest. Thus, the gross profit for the quarter ended September 30, 2003 was $265,469 as compared to $158,830 for the third quarter of 2002, and the gross profit for the nine months ended September 30, 2003 increased to $561,291 from $415,075 for the same period in 2002. These increases are due to the increase in income as described above.

      Despite increased revenues and gross profits, the Company's net loss increased materially. The Company's net loss for the third quarter in 2003 was $552,931 as compared to $60,079 for the same quarter in 2002, and its net loss increased to $976,192 for the nine months ended September 30, 2003 from $639,266 for the same period in 2002. The increase in net loss for the three and nine months ended September 30, 2003, is attributable to an increase in general and administrative expenses, consulting expenses and employee salaries and bonuses.

      Consulting expenses increased materially from $108,720 in the third quarter of 2002 to $582,495 in the same quarter of 2003. For the nine months ended September 30, 2003, consulting expenses increased to $1,095,709 from $137,620 for the same period in 2002. The increase in consulting expenses is due primarily to the Company's vigorous merger and acquisition campaign. In an effort to obtain an increased revenue stream, the Company began actively pursuing merger and acquisition candidates, which led in part to its acquisition of 449 and WDHQ. These merger and acquisition services included the preparation of new websites for the Company and JBP, as well as the preparation of business plans for the Company, JBP and EagleRider. The Company is optimistic it will engage in future merger and acquisition transactions as a result of these efforts. The large expense for consulting services also reflects the Company's poor cash position, which has forced it to use its common stock as compensation for services. However, the Company has had to pay premiums on consulting fees in order to offset consultant's concerns with the common stock's low trading price and volatile trading volume. Consequently, the $582,495 expense represents certain of these premiums.

      Employee salaries and bonuses increased to $68,321 for the three months ended September 30, 2003 from $38,238 for the three months ended September 30, 2002, and increased to $178,525 for the nine months ended September 30, 2003 from $111,086 for the nine months ended September 30, 2002. This increase is mainly attributable to the operations of JBP.

      A material increase in the number of shares of common stock outstanding caused the earnings per share figures to artificially improve slightly. The large issuances of shares is related to payments for services.

Liquidity and Capital Resources

      The Company has relied upon the issuance of its common stock and its chief executive officer for its capital requirements and liquidity. For example, for the quarter ended September 30, 2003, the Company paid approximately $578,000 for consulting fees (which included $104,077 for legal and professional services). The Company's recurring losses and lack of liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Contractual and Commitment Obligations

      The Agreement with Herborn and the Letter of Intent with the Swedos described above constitute the only material changes to the Company's contractual obligations and commitments, outside the normal course of business. The Herborn Agreement committed the Company to issue Three Million (3,000,000) restricted shares of its common stock with a Guaranteed Value of $112,500 for a period of one year from the date of closing.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The following are material cases resolved during this period ended September 30, 2003 and/or pending issues involving the Company.

      American Factors Group, LLC. vs AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB).

      In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit pursuant to a Settlement Agreement, which has been subsequently amended.

      The Settlement Agreement provided for the payment by the Company and Delmar Janovec ("Janovec") of certain obligations and judgments entered against the defendants. An Addendum dated August 10, 2000 was executed to modify certain terms of the repayment schedule. As the Company and Janovec were unable to meet the terms of repayment set forth in the Addendum, a Second Addendum was executed in the first quarter of 2002 to modify the repayment conditions. As the Company's common stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company's President, has agreed to sell his personal shares of the Company's common stock to make the scheduled payment. Since the obligation was not paid in full by March 31, 2002, AFG was entitled to proceed with any available proper legal action to collect on its judgment. However, AFG has been paid approximately $352,000, to date and AFG and the Company have extended the terms of the Second Addendum until December 27, 2003.

      Internal Revenue Service Issue. The IRS and the Company had been trying unsuccessfully to resolve outstanding issues through an appointed agent during 2000 for taxes created by the previous engineering subsidiaries during the wind down phases of the offices. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the Engineering subsidiaries, that the IRS was filing a lien against him, personally, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby, Clawson would pay $50,000 per month until approximately $282,000 constituting principal an interest, is paid of in its entirety. Mr. Clawson has made payments in excess of $100,000 to date.

ITEM 2.     CHANGES IN SECURITIES

      During the quarter ended September 30, 2003, the Company issued two blocks of unregistered securities in exchange for American Factors Group's agreement to extend the terms of our promissory note. We currently owe American Factors Group
(AFG) approximately $350,000 under this note, which emanated from our litigation with AFG. Accordingly, on July 18, 2003, we issued to AFG's sole owner, the Will R. Robins Trust, 1,125,000 shares, and then on September 4, 2003, we issued an additional 2,239,000 shares to AFG's owner. These shares were issued in reliance upon exemptions from registration, including but not limited to,
Section 4(2) and Regulation D. These shares were sold without a general solicitation, to this long term business acquaintance of the Company, who, on the basis of management's knowledge, is financially sophisticated and had access to material information regarding the offering. The sales were made pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

      On September 18, 2003, the Company issued 400,000 shares of common stock to Larry Adams in exchange for his consulting services without registration. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D, and were sold without general solicitation, to this long term business acquaintance of the Company, who, on the basis of management's knowledge, is financially sophisticated and had access to material information regarding the Company and his receipt of such shares. The sales were made pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

      (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

AmeriResource Technologies, Inc.


/s/ Delmar Janovec
--------------------------------------------------
Delmar Janovec
Chairman of the Board of Directors, Chief
Executive Officer and Principal Financial Officer

Dated: November 18, 2003

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT           PAGE
NO.               NO.         DESCRIPTION
-------           ----        ------------
3(i)              *           Articles of Incorporation.

3(ii)             *           Bylaws.

10                9           September 17, 2003 Stock Exchange Agreement by and
                              between the Company and Donald Herborn.

31                18          302 Certification of Chief Executive Officer and
                              Principal Financial Officer.

32                19          906 Certification of Chief Executive Officer and
                              Principal Financial Officer.

* Filed previously with the Company's Form 10-SB, including amendments thereto.

                                                                      EXHIBIT 10

                       STOCK FOR STOCK EXCHANGE AGREEMENT

      THIS STOCK FOR STOCK EXCHANGE AGREEMENT (the "Agreement") is entered into effective this 17th day of September 2003, (the "Effective Date") and is by and between AmeriResource Technologies, Inc., a Delaware corporation with offices at 3450 E. Russell Road, Suite 116, Las Vegas, Nevada 89120 ("ARES"), and Donald Herborn ("Herborn"), owner of 40% of 449 Corporation, ("449"), a California corporation, and WDHQ Corporation, ("WDHQ") a Nevada corporation. Both 449 and WDHQ have offices at 3655 Camino Del Rio W., Suite B, San Diego, CA 92110 and are doing business as EagleRider. (ARES and Herborn may hereinafter be referred to individually as a "Party" or collectively as the "Parties").

                                    Recitals

      WHEREAS, ARES is interested in expanding its business through investments and acquisitions in the recreational, travel & tourism industry;

      WHEREAS, 449 and WDHQ are companies engaged in the business of providing rentals of Harley Davidson motorcycles and recreational equipment to the outdoor enthusiast & tourism- travel industry for entertainment & recreational purposes;

      WHEREAS, Herborn, an officer and 40% shareholder of 449 and WDHQ, is interested in exchanging, and ARES is interested in acquiring, his 40% ownership in 449 and WDHQ in a stock for stock like exchange with ARES pursuant to the terms and conditions described herein and for the consideration set forth herein; and

      WHEREAS, 449 and WDHQ operate under a franchise from EagleRider, USA which requires the prior approval of EagleRider, USA for the acquisition of Herborn's 40% ownership in the stock for stock like exchange.

                                    Agreement

      NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as follows:

                                  Article 1
                                Stock Exchange

1.1 At Closing, Herborn will transfer Four Thousand (4,000) shares of common stock in 449 and Four Thousand (4,000) shares of common stock in WDHQ, constituting his 40% ownership interest (collectively, "Herborn Shares"), to ARES or its assignees.

1.2 At Closing, ARES will transfer Three Million (3,000,000) restricted shares ("ARES Shares") of its common stock, par value $0.0001, equal to a value of $150,000 at a stipulated value of $0.05 to Herborn and/or his assignees. ARES will agree to guarantee 75% of the ARES Shares at the stipulated value per share, stated above, for a period of one year from the date of Closing. The total value and the stipulated value per share will be reviewed on the one-year anniversary date from the final Closing date, based on a 60 day moving average. Should the total value and stipulated value per share be less than the total value and stipulated value, at the time of Closing, additional shares of common stock in ARES will be issued equaling the total value and stipulated value, but in no event shall ARES be required to issue more than an additional Seven Million (7,000,000) shares to Herborn for a maximum total of Ten Million (10,000,000) shares.

1.3 At Closing, and in consideration of the transfer of the Herborn Shares, ARES will agree to pay-off corporate debts totaling approximately $60,000 to various vendors that have either done business or are currently doing business with 449 and WDHQ within twenty (20) days from the date of the Closing.

                                    Article 2
                                     Closing

2.1 The closing of the transactions contemplated hereby shall be held on or before sixty (60) days following the execution of this Agreement ("Closing"). The Closing of this Agreement and the stock for stock like exchange shall take place at the offices of 449 & WDHQ corporations in the City of San Diego, CA. or at such other place as the Parties may agree. At Closing, the Parties shall deliver all information and documents necessary or reasonable required by the Parties to fulfill their respective obligations as outlined hereunder.

2.2 At Closing, the Herborn Shares shall be transferred to ARES and/or its assignees in exchange for the ARES Shares being transferred to Herborn.

                                    Article 3
                         Conditions Precedent to Closing

3.1 Conditions to Obligations of ARES. The obligations of ARES under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

      a. Representations and Warranties Correct; Performance of Obligations. The representations and warranties made by Herborn herein shall be true and correct in all material respects when made, and shall be true and correct in all material respects at Closing with the same force and effect as if they had been made on and as of Closing. Herborn shall have performed in all material respects all obligations and conditions herein required to be performed or observed by him, including obtaining Don and Charlene Swedo's approval of the Agreement and the transactions herein contemplated, on or prior to Closing.

3.2 Conditions to Obligations of Herborn. The obligations of Herborn under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

      a. Representations and Warranties Correct; Performance of Obligations. The representations and warranties made by ARES herein shall be true and correct in all material respects when made, and shall be true and correct in all material respects at Closing with the same force and effect as if they had been made on and as of Closing. ARES shall have performed in all material respects all obligations and conditions herein required to be performed or observed by it on or prior to Closing.

                                    Article 4
                        Continuing Warranties of Herborn

      Herborn makes the following warranties and representations to ARES:

4.1 Herborn represents and warrants that 449 and WDHQ have a total of Twenty Thousand (20,000) shares, in aggregrate, of common stock issued and outstanding as of the date of this Agreement. Herborn further represents and warrants that 449 and WDHQ are corporations duly incorporated and in good standing as a corporation under the laws of the State of California and State of Nevada, respectfully, and have all necessary corporate power and authority to engage in the business in which they are presently engaged.

4.2 Herborn represents and warrants that he has the full right, power, legal capacity, and authority to enter into, and perform his respective obligations under this Agreement, and that this Agreement will not conflict with any other bligations, contracts or agreements.

4.3 Herborn represents and warrants that the operations of 449 and WDHQ will not undergo any material change from the date hereof until the date of Closing and that the operations and assets of 449 and WDHQ are all adequately insured.

4.4 Herborn represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, or threats or suit, seizure, or foreclosure against 449 or WDHQ and that there is no suit, action, or legal, administrative, arbitration, or other proceeding pending or threatened which could as of Closing adversely affect ARES's ownership of the Herborn Shares.

4.5 Herborn represents and warrants that he has good and marketable title to the Herborn Shares.

4.6 Herborn represents and warrants that any and/or all of the assets of 449 and WDHQ are clear of all mortgages, liens, pledges, encumbrances, or security interests of any nature whatsoever except for what is noted in the financial documents, and that 449 and WDHQ, upon Herborn's transfer of the Herborn Shares to ARES, are, to the best of his knowledge, in good operating condition and repair. Further, to the best of Herborn's knowledge, there are no structural or operational defects in any of the existing operations of 449 and WDHQ which would materially affect their continued use in the same manner. Herborn also represents and warrants that 449 and WDHQ are not in default on any lease, license, commitment, or other agreement to be transferred to ARES, pursuant to this Agreement.

4.7 Herborn represents and warrants that the businesses of 449 and WDHQ: (i) are not in violation of any applicable building, zoning, occupational safety and health, pension, environmental control or similar law, ordinance or regulation in relation to their structures or equipment or the operation thereof or of their business, or any fair employment, equal opportunity or similar law, ordinance or regulation, or any other law, ordinance, regulation or order applicable to their business or assets,
      (ii) have not received any complaint from any governmental authority, and none is threatened, alleging that 449 or WDHQ are in violation of any applicable law, ordinance, regulation or order, (iii) have not received any notice from any governmental authority of any pending proceeding to take all or any part of the properties of 449 or WDHQ (whether leased or owned) by condemnation or right of eminent domain and no such proceeding is threatened, (iv) are not a party to any agreement or instrument, or subject to any charter or other corporate restriction or judgment, order, writ, injunction, rule, regulation, code or ordinance, which adversely affects the business, operations, prospects, properties, assets or condition, financial or otherwise, of 449 or WDHQ and (v) are not in violation of, and the execution of this Agreement and the consummation of the transactions contemplated herein will not violate, any bankruptcy law, ruling, administrative decision, agreement, or plan to which 449 and WDHQ are subject to.

4.8 Herborn represents and warrants that any and all authorizations, approvals or other actions by, notices to, or filings with, any Governmental Authority, if applicable, required to be obtained or made in connection with 449 or WDHQ have been obtained or made, and no consent of any third party is required to be obtained for the due execution, delivery and performance of this Agreement. Governmental Authorities include, all Federal, State and local agencies.

4.9 Herborn understands and acknowledges that the ARES Shares will not be registered under the Securities Act nor qualified under the securities law of Delaware, by virtue of exemptions thereto. However, should ARES decide to file a Registration Statement and should an approval from the SEC be received then some portion if not all of the ARES Shares will therein carry piggyback rights. Herborn represents that he has such experience and knowledge in investment, financial and business matters in investments similar to the ARES Shares that he is capable of protecting his own interest in connection therewith and qualifying for such exemptions. Further, Herborn is acquiring the ARES Shares in a stock for stock exchange for investment purposes only for his own account, and not on behalf of any other person nor with a view to, or for resale in connection with any distribution thereof. Herborn understands that the certificates representing the ARES Shares will be stamped with a legend substantially in the following form:

      THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE ISSUER THAT SUCH REGISTRATION IS NOT REQUIRED.

4.10 Herborn represents and warrants that upon Closing he will no longer be an employee of 449 and WDHQ.

4.11 The warranties and representations set forth in this Article are ongoing warranties and representations by Herborn shall survive the Closing.

                                    Article 5
                          Continuing Warranties of ARES

      ARES makes the following warranties and representations to Herborn:

5.1 ARES represents and warrants that it had a total of approximately 170,614,194 shares of common stock issued and outstanding as of August 14, 2003. ARES is duly incorporated and in good standing as a corporation under the laws of the State of Delaware and has all necessary corporate power and authority to engage in the business in which it is presently engaged.

5.2 ARES represents and warrants that it has the full right, power, legal capacity, and authority to enter into, and perform their respective obligations under this Agreement, and that this Agreement will not conflict with any other obligations, contracts or agreements of ARES.

5.3 ARES represents and warrants that there are no accrued, unpaid, or deferred compensation, notes or loans due ARES, shareholders, officers, employees or directors of ARES other than those set forth in financial statements and SEC filings provided to Herborn herewith.

5.4 ARES represents and warrants that the financial statements and SEC filings of ARES are complete and accurately reflect the financial condition of ARES, and there are no material adverse changes in the business of ARES since the date of said statements that have not already been disclosed in writing to Herborn.

5.5 ARES represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, or threats or suit, seizure, or foreclosure against ARES other than those set forth in financial statements and SEC filings provided to Herborn herewith.

5.6 ARES represents and warrants that no authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required to be obtained or made, and no consent of any third party is required to be obtained by ARES for the due execution, delivery and performance of this Agreement.

5.7 ARES understands and acknowledges that the Herborn Shares will not be registered under the Securities Act nor qualified under any state securities laws, by virtue of exemptions thereto. ARES has such experience and knowledge in investment, financial and business matters in investments similar to the Herborn Shares that it is capable of protecting its own interest in connection therewith and qualifying for such exemptions. Further, ARES is acquiring the Herborn Shares through a stock for stock like exchange for investment purposes only for its own account, and not on behalf of any other person nor with a view to, or for resale in connection with any distribution thereof. ARES understands that the certificates representing the Herborn Shares will be stamped with a legend substantially in the following form:

      THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE ISSUER THAT SUCH REGISTRATION IS NOT REQUIRED.

4.8 ARES acknowledges that within thirty (30) days from Closing, Herborn will become an advisor to the Board of Directors of ARES.

5.9 The warranties and representations set forth in this Article are ongoing warranties and representations by ARES and shall survive the Closing.

                                    Article 6
                                  Due Diligence

6.1 The Parties hereby acknowledge and agree that prior to the execution of this Agreement they have conducted such due diligence necessary and commercially customary for this Agreement and the transactions contemplated by it.

                                    Article 7
                        Continuing Obligations of Parties

7.1 The Parties hereby agreed after the Closing to assist and cooperate in good faith with each other on a timely basis in providing any information or documents, or executing any documents, necessary or reasonably required to fulfill the Party's obligations hereunder.

                                    Article 8
                                 Default & Cure

8.1 In the event some Party fails or refuses to perform its obligations under this Agreement in a timely manner, then the other Party may give notice to such other Party of default hereunder. Said notice shall set forth with sufficient specificity and particularity the details of said default. The Parties to whom said default notice is given shall have thirty (30) days from the date of the delivery of the notice to either (a) cure the deficiencies set forth in the notice or (b) give written reply to the notice setting forth with particularity the reasons for the nonexistence of default or inability to cure the default(s). In the event the Party receiving notice of default does not cure such default or set forth reasons for the nonexistence of default by thirty (30) calendar days from the date of delivery of the notice, the defaulting Party will be deemed in breach of this Agreement. Upon breach of this Agreement, the non-breaching Party shall have the right to rescind this Agreement and the transactions contemplated by it. In the event this Agreement is rescinded, the Parties shall take such actions as necessary to give effect to such rescission.

                                    Article 9
                                 Indemnification

9.1 Herborn shall indemnify ARES and hold it harmless with respect to any liabilities, losses, damages, costs or expenses (including reasonable legal fees and expenses) incurred by ARES or by any successor of ARES, directly or indirectly, which are occasioned by, caused by or result out of (a) any issuance of any of the Herborn Shares or any shares of the capital stock of 449 or WDHQ prior to Closing, and (b) any act, transaction, circumstance, or state of facts not caused by ARES which occurs after the Closing in connection with the Herborn Shares, 449 or WDHQ except to the extent in conformity with the representations, warranties and covenants contained in this Agreement.

9.2 ARES shall indemnify Herborn and hold him harmless with respect to any liabilities, losses, damages, costs or expenses (including reasonable legal fees and expenses) incurred by Herborn directly or indirectly, which are occasioned by, caused by or result out of (a) any issuance of any of the ARES Shares or of any shares of the capital stock of ARES prior to Closing except for those shares issued under normal ongoing business requirements and, if any, will be identified at or before Closing and (b) any act, transaction, circumstance, or state of facts not caused by Herborn which occurs after the Closing in connection with the ARES Shares or ARES, except to the extend in conformity with the representations, warranties and covenants contained in this Agreement.

9.3 The Parties shall indemnify, defend and hold harmless each other against any and all undisclosed liabilities of the other not set forth in this Agreement or the exhibits and schedules provided herewith. This indemnification shall survive the Closing.

                                   Article 10
                                   Rescission

10.1 Notwithstanding the rescission rights as set forth in Article 8, this Agreement shall remain in full force and effect unless later terminated by mutual agreement of the Parties. In the event the transactions contemplated by this Agreement are undertaken, then both Parties hereby knowingly and affirmatively waive their rights to rescind and/or revoke this Agreement or the transactions contemplated by it.

                                   Article 11
                             Professional Assistance

11.1 Both Parties hereby acknowledge that they had a full opportunity to seek legal and tax assistance of their own choosing prior to the execution of this Agreement, and that they have done so, or have expressly waived their right to such assistance and counsel.

                                   Article 12
                                      Costs

12.1 All costs and expenses, including, without limitation, fees and disbursements of counsel, financial advisors and accountants, incurred in connection with the negotiation, preparation, execution and delivery of this Agreement and consummation of the transactions contemplated hereby shall be paid by the Party incurring such costs and expenses.

                                   Article 13
                           Securities Laws & Taxation

13.1 Both Parties hereby agree and acknowledge that the transfer of securities pursuant to this Agreement shall constitute an exempt isolated transaction and the restricted securities received in such transfer and exchange do not have to be registered under federal or state securities laws and regulations. It is the express intention of the Parties that this Agreement and the transactions contemplated by it is treated to the extent possible as a tax-free exchange of stock pursuant to the IRS code of 1986 (and regulation thereto), as amended.


                                   Article 14
                                  Miscellaneous

14.1 Entire Agreement. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter herein, and supercedes all prior negotiations, correspondence, understandings and agreements among the Parties hereto respecting the subject matter hereof.

14.2 Headings. The article and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

14.3 Good Faith and Fair Dealing. The Parties agree that this Agreement imposes an implied duty of good faith and fair dealing on all the respective obligations of the Parties.

14.4 Amendment and Modification; Waiver of Compliance. Subject to applicable law, this Agreement may be amended, modified, and supplemented only by written agreement signed by the Parties. Any failure by any Party to this Agreement to comply with any obligation, covenant, agreement, or condition contained herein may be expressly waived in writing by the other Party hereto, but such waivers or failure to insist upon strict compliance shall not operate as a wavier of, or estoppels with respect to any subsequent or other failure.

14.5 Counterpart's & Facsimile. This Agreement and its exhibits may be executed simultaneously in one or more counterparts or by facsimile, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

14.6 Rights of Parties. Nothing in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the Parties to it and their respective heirs, legal representatives, successors and assigns, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons not a party to this Agreement, nor shall any provision give any such third persons any right of subordination or action over or against any Party to this Agreement.

13.7 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interest, or obligations hereunder shall be assigned by any Party hereto without the prior written consent of the other Party.

14.8  Arbitration    Any controversy or claim arising out of or relating to this
      Agreement or the breach of it, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and judgment on the award rendered may be entered in any court having jurisdiction.

14.9 Governing Law and Venue. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas, without reference to the conflict of laws principles thereof. In the event any dispute regarding this Agreement arises between the Parties and is not resolved at arbitration, such dispute shall be brought in a proper jurisdiction located within Dallas County, Texas.

14.10 Notices. All notices, requests, demands, and other communications required or permitted hereunder shall be in writing and shall be deemed to have been given if delivered by hand, overnight courier, facsimile, or mailed certified or registered mail with postage prepaid, to the addresses set forth below:

        If to ARES:             AmeriResource Technologies, Inc.
                                3450 E. Russell Road, Suite 116
                                Las Vegas, Nevada 89120
                                Attention: Delmar Janovec
                                TEL: 702-214-4249
                                FACSIMILE: 702-214-4221

              With copies to:   Woltjen Law Firm
                                4144 N. Central Expwy. , Suite 410
                                Dallas, Texas 75204
                                Attention: Kevin S. Woltjen
                                TEL: 214-742-5555
                                FACSIMILE: 214-742-5545

        If to Herborn:          Donald Herborn
                                3655 Camino Del Rio W., Suite B
                                San Diego, CA 92110
                                TEL: 619-222-8822
                                FACSIMILE: 619-222-8822


              With copies to:   Don Swedo
                                3655 Camino Del Rio W., Suite B
                                San Diego, CA 92110
                                TEL: 619-222-8822
                                FACSIMILE: 619-222-8822

14.11 Joint Effort to Prepare. This Agreement has been prepared by the joint efforts of the attorneys of all of the signatories to this Agreement and shall not be construed against any particular Party. Should any provision of this Agreement require judicial interpretation, the Parties hereto agree that the court interpreting or construing the same shall not apply a presumption that the terms hereof shall be more strictly construed against one Party by reason of the rule of construction that a document is to be more strictly construed against the Party who itself or through its agents prepared the same, it being agreed that the Parties hereto and their respective agents have participated in the preparation hereof.

14.12 Authority. Both Parties acknowledge that by execution of this Agreement they have the right, power, legal capacity, and authority to enter into, and perform their respective obligations under this Agreement, and no approvals or consents of any persons other than the Parties are necessary in connection with this Agreement. The execution and delivery of this Agreement have been individually consented to in writing by all the disclosed individuals of each Party.

            In Witness whereof, the signatures of the Parties below evidence their approval, acceptance and acknowledgement of the terms contained in this Agreement.


"ARES"- AmeriResource Technologies, Inc.        "Herborn" - Donald Herborn


/s/ Delmar Janovec                              /s/ Donald Herborn
-----------------------------------             --------------------------------
By: Delmar Janovec, President & CEO              Donald Herborn

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

Date: November 18, 2003

/s/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer
And Principal Financial Officer

                                                                      EXHIBIT 32

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002


      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report"), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 18, 2003                  /s/ Delmar Janovec
                                          -------------------------------------
                                          Delmar Janovec
                                          Chief Executive Officer and Principal
                                          Financial Officer