Form 10KSB
period 2003-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2004-04-14
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number: 0-20033

AmeriResource Technologies, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	84-1084784

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3430 E. Russell Road, Suite 317, Las Vegas, Nevada 89120

(Address of Principal Executive Offices) (Zip Code)

(702) 214-4249

(Issuer’s Telephone Number, Including Area Code)

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

Yes ☒  No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

     The issuer’s revenues for the year ended December 31, 2003, were $62,000.

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $2,831,832, based on the average bid and asked price for the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. On March 5, 2004, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 328,234,645.

PART I

Forward-looking Information

     This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predications. Actual events or results do differ materially from those indicated by such forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes herein.

ITEM 1. DESCRIPTION OF BUSINESS

     As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formerly known as KLH Engineering Group, Inc. (“KLH Engineering”), which was incorporated on March 3, 1989 to provide diversified engineering services throughout the United States. KLH Engineering changed its name to AmeriResource Technologies, Inc. on July 16, 1996. Although the Company’s operations have historically consisted of providing engineering and construction services, the Company closed and/or sold off its engineering subsidiaries due to continued losses in 1996.

     The Company’s operations during 2003 were conducted through its wholly owned subsidiaries Jim Butler Performance (“JBP”) and West Texas Real Estate & Resources, Inc. (“WTRER”). Although in September 2003 the Company signed a definitive stock for stock like exchange agreement to acquire a 40% equity interest in 449 Corporation and WDHQ, Inc., both corporations being EagleRider franchises with four operating locations. The stock for stock like exchange was completed on February 2, 2004.

ROYAL CASINO ENTERTAINMENT CORP.

     On December 20, 2002, the Company and Royal Casino Holdings Corporation (“RCH”) rescinded, ab intitio, an exchange agreement whereby the Company had acquired a majority interest in Royal Casino Entertainment Corp ("RCE"), which owned and operated the day cruise gaming boat, Royal Casino I, and the land lease on which the Royal Casino I docked adjacent to the Ambassador Hotel on the Intercoastal Waterway in Hollywood, Florida. The Exchange Agreement was not closed until October 2, 2002. The primary delay in closing the Exchange Agreement was RCH’s inability to procure sufficient working capital, which was not yet obtained by RCH as of closing but was expected to be obtained within ten (10) days of closing. The Company and RCH executed an Addendum (“Addendum”) to the Exchange Agreement on November 19, 2002, whereby RCH granted to the Company an option to rescind the Exchange Agreement in the event RCH was unable to maintain working capital sufficient to facilitate the operations of RCE and Royal Casino Cruises, LLC (“RCC”).

     RCH was unable to procure and maintain sufficient working capital to support the operations of RCE and RCC, and the Company consequently exercised its option to rescind the Exchange Agreement by executing a Recission of Exchange Agreement with RCH on December 20, 2002.

     As additional consideration for the Recission of the Exchange Agreement, RCH, agreed to pay to the Company twenty percent (20%) on any and all proceeds or recovery obtained on behalf of RCE and /or RCC in connection with the lessor’s breach of the agreement pursuant to which RCE leased the berth for its casino boat, the Royal Casino I, and its principal offices.

JIM BUTLER PERFORMANCE, INC.

     Jim Butler Performance, Inc. (“JBP”) was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. (“WBI”) and Covah, LLC (“Covah”) in exchange for One Million (1,000,000) shares of the Company’s common stock. The agreement between WBI, Covah and the Company required all assets of JBP to be free and clear of all liens and any encumbrances.

     The Company was made aware of a lien, as disclosed in the Form 10-KSB for year ended 2002, in the approximate amount of $550,000 which had been apparently executed by the interim officers of JBP, Keith Warburton and Ronnie Hale, during the time frame WBI had purchased JBP from Jim & Joy Butler, and WBI’s sale of JBP, to the Company.

     The Company has made numerous attempts to resolve the issues with WBI & Covah over the last two years however, could never reach a resolution that was equitable and mutually agreeable to all parties whereby, allowing JBP to achieve profitability and grow the business. Therefore, on March 25, the Company notified WBI & Covah of their breaches and has rescinded the acquisition of JBP. The stock that had been issued to WBI and Covah will be returned to the Company’s treasury.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

     WTRER’s business operations in 2003 consisted primarily of searching for a joint-venture partner whom would have the financial resources to assist in the development of the oil & gas property into producing oil or gas wells.

GENERAL

     The Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s revenues, asset base and achieve profitability. The Company has made a significant reduction in its liabilities in the approximate amount of $1,300,000 for the calendar year end 2003 or subsequent thereto. The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses.

     As of March 30, 2004, the Company had a total of one full time employee with two part-time employees.

449 CORPORATION & WDHQ, INC.

     On September 17, 2003, the Company and Donald Herborn executed a stock for stock like exchange agreement (“Exchange Agreement”) whereby, Donald Herborn agreed to exchange his 40% equity interest in 449 Corporation as well as in WDHQ, Inc., both corporations being EagleRider franchises with four operating locations within the continental USA. EagleRider is the only company exclusively licensed by Harley Davidson Motor Corporation to rent Harley Davidson Motorcycles. The stock for stock like exchange agreement was closed on February 2, 2004 therefore, there was no recorded activities included in the financial statements for the Year end 2003.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company’s office of approximately 300 square feet is located at 3430 E. Russell Rd., Ste. 317, Las Vegas, Nevada 89120, and is subject to a five (5) year lease with an option for an additional two (2) years at $625 per month.

     WTRER owns a lease with an interest in the oil, gas and mineral rights called the Glass Mountains “Pilares A111” which consists of contiguous acreage of approximately 800 acres comprising a portion of Glass Mountain acreage located in Pecos County, Texas. The Company’s interest in this property is subject to a twenty percent (20%) royalty interest due the lessor. This lease was entered into on October 6, 1999 and has a five (5) year term which is renewable.

ITEM 3. LEGAL PROCEEDINGS

     The following are pending material cases involving the Company and its subsidiaries.

     Orix Real Estate Capital Markets, LLC , as the Special Servicer for Finova Realty Capital, Inc. v. Magnolia Manors Properties, LLC, et al., Case No. CV-01-3086-SH, was filed in the Montgomery Circuit Court in Montgomery County, Alabama in May 2000 by Orix Real Estate Capital Markets, LLC (“Orix”) as the Special Servicer for Finova Realty Capital, Inc. alleging that Magnolia Manors Properties, LLC defaulted on the provisions of a promissory note to Finova Realty Capital, Inc. by which it promised to repay $9,280,000. This lawsuit alleged that because the Company had been, between December 23, 1999 and February 27, 2001, in negotiations to merge or acquire the assets of Magnolia Manors Properties, LLC that it has bound itself to certain provisions of these loan documents. On January 25, 2002, the Company and Delmar Janovec filed a Motion for Summary Judgment asking the Court to enter an order granting judgment in their favor on all claims asserted against them. The Circuit Court granted summary judgment in favor of the Company and Delmar Janovec on March 29, 2002. Orix appealed this judgment to the Alabama Supreme Court on June 26, 2002. The Circuit Court’s summary judgment was affirmed by the Alabama Supreme Court on January 14, 2003.

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

     The Settlement Agreement provided for the payment by the Company and Delmar Janovec (“Janovec”) of certain obligations and judgments entered against the defendants. An Addendum dated August 10, 2000 was executed to modify certain terms of the repayment schedule. As the Company and Janovec were unable to meet the terms of repayment set forth in the Addendum, a Second Addendum was executed in the first quarter of 2002 to modify the repayment conditions as follows:

1.	the interest rate and all other penalties and late charges assessed on the outstanding obligation of $308,692.08 owed by Janovec and the Company shall be fifteen percent (15%) until the obligation is paid in full on or before March 31, 2002;

2.	the repayment schedule shall be weekly payments of not less than $2,500, with repayments increasing in the event the price of the Company’s Common Stock increases;

3.	to the extent the Company secures a line of credit through vSource 1 and receives any investor monies, American Factors Group, L.L.C. (“AFG”) shall receive fifty percent (50%) of any such monies; and

4.	the Company shall issue to AFG ten million (10,000,000) shares of the Company’s Common Stock in consideration of the modification of the repayment conditions.

     As the Company’s Common Stock reaches the specific prices stated in the repayment schedule, Delmar Janovec, the Company’s president, has agreed to sell his personal shares of the Company’s Common Stock to make the scheduled payment. In the event the obligation was not paid in full by March 31, 2002, AFG would be entitled to proceed with any available proper legal action to collect on its judgment. AFG and the Company have extended the terms of the Second Addendum until December 27, 2003. The terms of the Second Addendum have been met.

     Internal Revenue Service Issue. The IRS and the Company have been trying to resolve outstanding issues since 2000 for unpaid payroll taxes created by the previous engineering subsidiaries during the close down phases of the offices and was not successful in reaching a resolution with the IRS. On or about January 16, 2001, the IRS notified Rod Clawson, a director of the Company and the former President of the engineering subsidiaries, that the IRS was filing a lien against him, individually, for the payment of taxes. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001 with the IRS whereby Clawson will pay $50,000 per month until approximately $282,000, constituting principal and interest, is paid off in its entirety. Mr. Clawson has made payments in excess of $115,000 to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “ARES”. The Common Stock had traded under the symbol “ARET” until the Company’s shareholders effected a reverse stock split in February 2002. The table below sets forth the high and low sales prices for the Company’s Common Stock for each quarter of 2002 and 2003, which have been adjusted to reflect the February 2002 reverse stock split of one-for-one hundred (1-for-100). The quotations below reflect the reverse stock split of the Company’s Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

Year	Quarter	High	Low
2003	First	$0.014	$0.0025
	Second	$0.008	$0.0015
	Third	$0.01	$0.0028
	Fourth	$0.007	$0.0045

Year	Quarter	High	Low
2002	First	$0.47	$0.03
	Second	$0.05	$0.02
	Third	$0.21	$0.015
	Fourth	$0.09	$0.01

Shareholders

     The Company is authorized to issue One Billion (1,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock (“Preferred Stock”). As of March 5, 2004, there were approximately 1,202 shareholders of record holding a total of 328,234,645 shares of Common Stock, although management believes approximately 17,309 persons own our common stock beneficially, either of record or thru broker, bank or other nominee.

Dividends on the Common Stock

     The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Preferred Stock

     No trading market currently exists for the Company’s preferred stock. The Company has four (4) series of Preferred Stock, A, B, C, and D. As of March 9, 2004, there were fifteen (15) shareholders of record of the Company’s Series A Preferred Stock holding a total of 131,275 shares. On March 9, 2004, there was one (1) shareholder of record of the Company’s Series B Preferred Stock holding a total of 177,012 shares. On March 9, 2004, there was one (1) shareholder of record of the Company’s Series C Preferred Stock holding a total of 1,000,000 shares. On March 9, 2004, there was one (1) shareholder of record of the Company’s Series D Preferred Stock holding a total of 250,000 shares. Each share of the Series A and B Preferred Stock may be converted by the holder into one share of Common Stock. The Series A and B Preferred Stock have liquidations value of $1.25 per share and have voting rights equivalent to one share of Common Stock. Dividends on the Series A and B Preferred Stock accrue quarterly at an annual rate of $0.125 per share.

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

     Each share of the Series D Preferred Stock may be converted by the holder into one share of Common Stock. The Series D Preferred Stock has a liquidation value of $0.001 per share and as voting rights equivalent to five (5) shares of Common Stock. Holders of the Series D Preferred Stock are not entitled to receive dividends.

     The Company has never declared or paid dividends on its Preferred Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company is attempting to settle as much debt from the balance sheet as possible. As such, the Company entered a settlement agreement with Mr. Delmer Janovec whereby common stock was issued to Janovec in exchange for the retirement of the $1,217,773 debt the Company owed Janovec. Additionally, the Company’s operations for 2003 were primarily affected through its wholly owned subsidiaries, JBP and West Texas Real Estate and Resources, Inc. However, subsequent to the year ended December 31, 2003, the Company rescinded its agreement with JBP. The Company continues to search for other viable business entities that have operations with revenues and net profits.

Results of operations

     Revenues for the fiscal year ended December 31, 2003 decreased to $62,000 from $1,152,481 in revenues for 2002. The operating loss decreased to $637,062 as compared to $744,435 in 2002 as a result in a decrease of General and Administrative expenses from $522,744 for the year ended December 2002, to $146,905 for 2003 and an increase in consulting expenses from $233,932 for the year end December 31, 2002 to $367,497 in 2003. The operating loss is also attributable to a decrease in salaries and bonuses of $100,000 for the year ended December 31, 2003 as compared to $245,033 for 2002.

     The Company’s net profit decreased dramatically to a net loss of $724,714 from a net profit of $491,857 in 2002. The decrease in net profit resulted from the loss of operations of one of the Company’s subsidiaries, Jim Butler Performance, Inc. This was a one time extraordinary expense which was incurred by the Company when it rescinded an Acquisition Agreement due to breaches in the contract made by the seller, WBI, Inc. and Covah, LLC.

Expenses	2003	2002
General and Administrative	146,905	522,744
Consulting	367,497	233,932
Employee Salaries and Bonuses	100,000	245,033
Interest Expense	(26,540)	(88,669)
Legal and Professional	84,660	60,000

Liquidity and capital resources

     The Company’s current assets as of December 31, 2003 were $86,395. This amount is in cash and a note receivable. Other assets include oil and gas properties in the amount of $1,700,000 which represents rights of certain leased oil rights that have a value exceeding $10,000,000 but has been recorded as to the value paid for the oil lease.

     For the year ended December 31, 2003, the Company’ account payable were $0. The Company had notes payable to other parties in the amount of $350,000 and accrued interest totaling $29,692.

     The Company plans to increase its liabilities by acquiring additional income producing assets in exchange for its securities, and attempting to settle additional payables with equity. The Company hopes to continue to improve shareholder equity by acquiring income-producing assets which are generating profits.

Going Concern

     The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company’s weak liquidity and capital resources. Additionally, the Company may continue to use its equity and resources of its chief executive officer to finance operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company’s operations.

ITEM 7. FINANCIAL STATEMENTS

     The Company’s financial statements for the fiscal year ended December 31, 2003 are attached hereto beginning on page F-1

AMERIRESOURCE TECHNOLOGIES, INC.
AND SUBSIDIARIES
_____________________________

CONSOLIDATED FINANCIAL STATEMENTS
_________________

DECEMBER 31, 2003

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

INPENDENT AUDITOR’S REPORT

The Stockholders
And Board of Directors
Of AmeriResource Technologies, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clyde Bailey P.C.

San Antonio, Texas
March 30, 2004

AMERIRESOURCE TECHNOLOGIES, INC.

Consolidated Balance Sheet
December 31, 2003

	December 31, 2003
ASSETS
Current Assets:
Cash	34,090
Notes receivable	52,305

Total current assets		86,395
Fixed Assets
Leasehold improvements	6,230
Accumulated depreciation	(130)

Net fixed assets		6,100
Other Assets
Oil and gas properties	1,700,000
Marketable securities	621

Total other assets		1,700,621

Total Assets		1,793,116

LIABILITIES
Current Liabilities
Notes payable	350,000

Total current liabilities		350,000
Commitments and contingencies		105,000

Total liabilities		455,000

Stockholders’ equity
Preferred stock, $.001 par value; authorized, 10,000,000 shares; Class A, issued and outstanding, 131,275 shares	131
Preferred stock, $.001 par value; authorized, 10,000,000 shares; Class B, issued and outstanding, 177,012 shares	177
Preferred stock, $.001 par value; authorized, 1,000,000 shares; Class C, issued and outstanding, 1,000,000 shares	1,000
Preferred stock, $.001 par value; authorized, 750,000 shares; Class D, none issued and outstanding	—
Common Stock, $.0001 par value; authorized, 1,000,000,000 shares; issued and outstanding, 131,154,169 shares	31,315
Comprehensive loss on marketable securities	(3,108)
Additional paid in capital	16,080,426
Retained earnings	(14,771,694)

Total stockholder’ equity		1,338,116

Total Liabilities and Stockholder’s equity		1,793,116

		0

AMERIRESOURCE TECHNOLOGIES, INC.

Consolidated Statement of Operations

	For the year ended	For the year ended
	December 31, 2003	December 31, 2002
Revenues	62,000	1,152,481
Cost of goods sold	—	835,207

Gross profit	62,000	317,274
Operating expenses
General and administrative	146,905	522,744
Salaries	100,000	245,033
Legal & professional	84,660	60,000
Consulting	367,497	233,932

Operating loss	(637,062)	(744,435)
Other income (expense)
Interest income	—	605
Interest expense	(26,540)	(88,669)
Recision of Subsidiary	(61,112)
Gain on write down of note (Related Party)	—	1,323,083
Gain on sale of marketable securities	—	1,273

Total other income (expense)	(87,652)	1,236,292
Net loss before income tax	(724,714)	491,857
Income tax provision	—	—

Net income (loss)	(724,714)	491,857

Earnings (Loss) per share	(0.01)	0.02

Weighted average common shares outstanding	76,328,363	25,831,883

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	$.0001 Par Value					Accumulated
	Common Stock				Additional	Other
	Number		Number	$.001 Par Value	Paid-In	Comprehensive	Accumulated
	of Shares	Amount	of Shares	Preferred Stock	Capital	Income/(Loss)	Deficit	Total
Balance at December 31,2001	9,853,933	$985	329,621	$330	$13,744,332	(126,572)	($14,538,837)	($980,876)
Shares issued:
Consulting services	14,969,858	1,497			319,449			320,946
Legal services	5,850,000	585			59,415			60,000
Reduction of related party note payable	13,885,000	1,389			149,663			151,052
Subscription Agreements	6,000,000	600			96,650			97,250
Extension/modification of note	3,480,403	348			(348)			—
Loan guarantee	3,125,000	313			(313)			—
Options Exercised	2,000,000	200			59,800			60,000
Class C Preferred Stock Issued			1,000,000	1,000	(1,000)
Rounding								1
Net income for the year ended							491,857	491,857
Unrealized loss on securities						123,464		123,464

Total Comprehensive income (loss)								615,321
Balance at December 31, 2002	59,164,194	$5,916	1,329,621	$1,330	$14,427,648	(3,108)	$(14,046,980)	$384,806

Shares issued:
Consulting services	83,528,300	8,353			356,796			364,996
Legal services	18,700,000	1,870			82,790			84,660
Extension/modification of note	1,968,675	197			(197)			(0)
Options Exercised	1,650,000	165			10,560			10,725
Shares issued for note payable and related interest payable	148,143,000	14,814			1,202,829			1,217,643
Net income for the year ended							(724,714)	(724,714)
Total Comprehensive income (loss)						—
Balance at December 31, 2003	313,154,169	$31,315	1,329,621	$1,330	$16,080,426	(3,108)	$(14,771,694)	$1,338,116

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002	2,001
Reconciliation of net loss provided by (used in) operating activities:
Net Income (Loss)	(724,714)	491,857	2,215,983
Non-cash items:
Depreciation and amortization	52	7,539	12,627
Gain on write down of note (Related Party)		(1,323,083)	—
Recision of Subsidiary			266,589
Non-cash services through issuance of stock	449,657	658,245	767,294
Changes in assets affecting operations - (increase) decrease
Accounts receivable		28,033	8,447
Inventory		91,499	75,013
Notes receivables	22,198	79,499	(44,503)
Changes in liabilities affecting operations - increase (decrease)
Accounts payable		(397,047)	(47,995)
Accrued payroll and related		(431,755)	100,324
Income Tax Payable		12,407	18,675
Accrued interest	—	—	(86,888)

Net cash provided by (used in) operating activities	13,782	(782,806)	3,018,977

Cash flows from financing activities:
Write-off of Debentures/Notes	—	622,589	(3,350,000)
Proceeds from issuance of stock	10,725	157,250	—
Payment on Long-Term Debt		—	232,502
Repayment of debt		—	—

Net cash provided by (used in) financing activities	10,725	779,839	(3,117,498)
Cash flows from investing activities:
Purchase of Fixed Assets	—	(17,353)	(6,230)
Proceeds from sale of marketable securities	—	1,273	104,751

Net cash provided by (used in) investing activities	—	(16,080)	98,521

Increase (decrease) in cash	24,507	(19,047)	(33,471)
Cash - beginning of period	9,583	(9,464)	24,007
Cash - end of period	34,090	9,583	(9,464)

Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares	—	—	683,330

Debt paid through issuance of stock	150,111,675	13,885,000	—

Stock issued for services	102,228,300	23,815,000	767,294

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 19, 2000 the Company acquired all of the outstanding stock in West Texas Real Estate and Resources’, Inc. (West Texas) for a convertible note payable in the amount of $1,700,000. West Texas owns the rights to certain leased oil rights that has a value exceeding $10,000,000 which has been reflected in a certified audit report issued to West Texas for the leased oil rights.

On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 100,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom automobile motors. This agreement was rescinded effective December 31, 2003.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company’s ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, and its obtaining additional financing and eventually attaining a profitable level of operations.

It is management’s opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and to take steps towards achieving profitable operations through the merger with or acquisition of profitable operations.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and cash equivalents

For the purpose of the statement of cash flows, the Company considers currency on hand, demand

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

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

Property, Plant and Equipment

The Company’s fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2003 and 2002, was $52 and $52, respectively.

Gain on extinguishment of debt

During 2002, the Company wrote off $1,225,206 in debts that were over 7 years old. The debts exceeded the legal statute of limitations. The Company also negotiated new terms of a note payable that increased the principal amount of the note, but forgave all accrued interest. The difference is recorded in gain on extinguishment of debt.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax

For the years ended December 31, 2003 and 2002, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

Effective January 1, 1993, the Financial Accounting Standards Board (FASB) issued FASB No. 109, “Accounting for Income Taxes”. FASB No. 109 requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. There was no impact on from the adoption of this standard.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), that clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.	RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company had notes payable balances to officers, a former officer and other stockholders (Note 3). In addition, there was related interest expense incurred and accrued interest.

The following transactions occurred between the Company and it stockholders and its affiliated companies:

The following is a table summarizing the related party transactions described above:

	For the Years Ended
	December 31,
	2003	2002
Receivables	$—	$—

Note receivable — current	$—	$—

Accrued interest on notes payable	$—	$360,583

Notes payable — current	$—	$758,007

Notes payable — non-current	$—	$—

Interest expense on notes payable	$—	$88,669

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

3.	NOTES RECEIVABLE

Notes receivable from Royal Casino, bearing interest at 8%, due on demand.	40,305
Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payments due December 31, starting December 31, 2000 through December 31, 2004.	12,000

Total Notes Receivable – Other	52,305
Less current portion	(52,305)

Total Notes Receivable	$—

4.	NOTES PAYABLE

The Company had the following notes payable: Others:

Note dated August 31, 1998, payable to American Factors in the original amount of $430,924, secured by 300,000 shares of the Company’s common stock The note bears interest at 15%.	350,000

Total notes payable	350,000
Less current portion	(350,000)
Long-term portion	$—

Maturities of notes payable at December 31, 2003, are as follows:

Year Ended
December 31,
2003	350,000
2004	-0-
2005	-0-
2006	-0-
2007	-0-
Thereafter	-0-

$350,000

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

5.	STOCKHOLDERS’ EQUITY

Options

As part of the acquisition of Jim Butler Inc., the Company issued 500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 1,500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. The options would be issued for every one million in gross sales added to the Company’s gross revenue, WBI would be granted an additional thirty thousand option shares. These options expire on September 25, 2004. To date, none of the Options have been exercised nor does the Company believe the Options will be exercised.

Common stock

The Company increased its authorized shares from 500,000,000 to 1,000,000,000 during 1999. In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During 2003, the Company issued the following shares of common stock:

1.	83,528,300 shares of common stock were issued for consulting services valued at $364,997. These shares were valued between $0.004 and $0.006 per share.

2.	1,968,675 shares of common stock were issued for the extension and modification of a note payable.

3.	18,700,000 shares of common stock were issued for legal services valued at $84,660. These shares were valued between $0.004 and $0.006 per share.

4.	1,650,000 shares of restricted common shares were issued as a result of options being exercised for a total of $10,725 in cash.

5.	148,504,000 shares issued to related party in exchange for a note payable and related interest payable in the amount of $824,143 and $393,590 respectively.

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

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

5.	STOCKHOLDERS’ EQUITY (CONTINUED)

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

On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as “Series C Preferred Stock”. Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State with the State of Delaware to designate 750,000 shares of its Preferred Stock as “Series D Preferred Stock”. Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $.001 per share with interest of 8% per annum. The holders of the Series D shall be entitled to receive $.001 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

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

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

5.	STOCKHOLDERS’ EQUITY (CONTINUED)

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

The Company’s subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

The Company is currently covered adequately for business insurance, auto and workmen’s compensation insurance meeting the standard limits that are customary in the industry. The Company has historically been able to secure general liability, business, workmen’s compensation and auto insurance meeting the standard limits that are customary in the industry. The Company has not been able to secure general liability insurance at this time, however, is continuing to look for coverage. The Company does not presently have operations that would require general liability coverage.

On August 26, 2002, the Company and Royal Casino Holdings Corporation (“RCH”) executed an exchange agreement (“Exchange Agreement”) whereby RCH agreed to exchange a majority interest in its subsidiaries, RCE and Royal Casino Cruises, LLC (“RCC”), for a majority interest in the Company. RCE owned and operated the day cruise gaming boat, Royal Casino I, and RCC

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

7.	OTHER COMMITMENTS AND CONTINGENCIES (Continued)

Owned the land lease on which the Royal Casino I docked adjacent to the Ambassador Hotel on the Intercostals Waterway in Hollywood, Florida.

On December 20, 2002, the Company and RCH rescinded, ab intitio, the Exchange Agreement. The Exchange Agreement was not closed until October 2, 2002. The primary delay in closing the Exchange Agreement was RCH inability to procure sufficient working capital, which was not yet obtained by RCH as of closing but was expected to be obtained within ten (10) days of closing. The Company and RCH executed an addendum (“Addendum”) to the Exchange Agreement on November 19, 2002 whereby RCH granted the Company an option to rescind the Exchange Agreement in the event RCH was unable to maintain working capital sufficient to facilitate the operations of RCE and RCC,

JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. (“WBI”) and Covah, LLC (“Covah”). The Company recently learned of a promissory note in the amount of between $350,000 and $550,000 that was apparently executed by interim management of JBP in the few days between WBI’s purchase of JBP from Jim Butler, and WBI’s sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP’s assets. As the agreement between WBI, Covah, and the Company required that the Company acquire JBP from WBI and Covah free and clear of any encumbrances, the Company is currently evaluating the validity, terms, and facts behind the existence of the promissory note and lien, as well as any recourse it may have regarding these matters.

American Factors Group, LLC filed suits against the Company and certain subsidiaries for breach of contract and fraud I the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July of 1998. As a result of this arbitration proceeding, the Company executed a settlement and release agreement whereby, it agreed to pay $422, 066 in exchange for dismissal of all claims against it and certain of its subsidiaries. The amount is to be paid by the Company in weekly payments of not less than $2,500 which has been modified both orally and in writing several times since August 10, 2000.

The IRS notified Rod Clawson, a Director of the Company and former President of the engineering subsidiaries, the IRS was filing a lien against him personally, for the payment of taxes created by the former engineering subsidiaries during the close down phase of the offices in the fall of 1996. Subsequently, several meetings were held and an agreement was reached on or about March 22, 2001, with the IRS whereby, Mr. Clawson will pay $50,000 per month until the amount of approximately $282,000 constituting principal and interest, is paid in its entirety. Mr. Clawson was not able to meet the payment terms and has made payments in the amount of approximately, $118,000. Mr. Clawson was in the process of finalizing an Offer and Compromise with the IRS however, the IRS has placed the file on an inactive status.

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

8.	MARKETABLE SECURITIES

At December 31, 2002 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 2002.

2003
Marketable securities available for sale:
124,326 shares of restricted common stock, Oasis Hotels and Casino International (formerly Flexweight Corporation)	621

Total marketable securities	$621

9.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company’s ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management’s opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

10.	SUBSEQUENT EVENTS

On March 19, 2004, AmeriResource Technologies, Inc. (the “Company”) rescinded, ab intitio, a September 25, 2001 Acquisition Agreement (the “Agreement”) the Company entered into with Wasatch Business Investors, Inc., a Utah corporation (“WBI”) and Covah, LLC, a Utah limited liability company (“Covah”). Pursuant to the Agreement, WBI, as agent for Covah, was to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation (“JBP”), to the Company in exchange for one hundred million (100,000,000) shares of the Company’s stock, with seventy-five million (75,000,000) shares being issued to Covah and twenty-five million shares being issued to WBI. The Company rescinded the Acquisition Agreement because JBP was to be tendered free and clear of any liens and encumbrances at the closing of the Acquisition Agreement and the Company has been informed that a five hundred fifty thousand dollar ($550,000) promissory note has been placed on JBP’s real property with a lien securing such debt. These financial statements reflect the rescision of the Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 2002 and 2003, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company concluded that the Company’s disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors, Executive Officers and Control Persons

Name	Age	Position(s) and Office(s)
Delmar Janovec	56	President, Chief Executive Officer and Director
Rod Clawson	50	Director

     Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company. He has served as the president and manager of the Company’s subsidiary, Tomahawk Construction, Inc., since April 1980. Mr. Janovec also serves on the board of directors of NevStar Gaming and Entertainment Corporation. He is a descendant of the Mdewakanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe and has over twenty years of experience in the construction and real estate development industries. Mr. Janovec attended undergraduate studies at Kansas State University.

     Rod Clawson has been with the Company since October 1, 1993 and served as vice president of the Company and president of KLH Engineers & Constructors, Inc., the Company’s

former subsidiary, until June 1, 1998. Clawson has served on our boards since 1995. Before joining KLH, Mr. Clawson worked as a manager for other engineering and industrial companies. He has served as Region Manager of Sales for Analytical Surveys, a mapping company, since 1997. Mr. Clawson most recently served as a Regional Manager for the western United States for Space Imagining, LLC. He has a Bachelor of Science in Business and a minor in Marketing from Regis University.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Delmar Janovec and Rod Clawson who both acquired Preferred Stock on January 22, 2003, which is convertible into shares of Common Stock, and reported such acquisitions on Form 4 filings on February 3, 2003

ITEM 10. EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2003, 2002 and 2001. The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company’s current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

SUMMARY COMPENSATION TABLES

		Annual Compensation
Name and						Other Annual
Principal Position	Year	Salary ($)		Bonus ($)		Compensation ($)
Delmar Janovec, President	2003	$100,000	(1)	0	(2)	-0-
Delmar Janovec, President	2002	$100,000	(1)	0	(2)	-0-
Delmar Janovec, President	2001	$100,000	(1)	$305,000	(2)	-0-

(1)	Delmar Janovec has accrued, but not been paid, an annual salary since 1996. Mr. Janovec was issued shares of the Company’s Common Stock and preferred stock as more fully described in footnote 2 below.

(2)	On January 31, 2001, the Company’s Board of Directors authorized the issuance of 305,000 shares (post-reverse) of Common Stock to Janovec as a bonus for his services over several years.

			Awards	Payouts
		Restricted	Securities Underlying	LTIP	All Other
Name and Principal		Stock	Options/	Payouts	Compensation
Position	Year	Award(s)($)	SARs(#)	($)	($)
Delmar Janovec, President	2003	-0-	-0-	-0-	-0-
Delmar Janovec, President	2002	-0-	-0-	-0-	-0-
Delmar Janovec, President	2001	-0-	-0-	-0-	-0-

Compensation of Directors

     The Company’s directors are not compensated for any meeting the board of directors which they attend.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of March 5, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 5, 2004, there were 328,234,645 shares of Common Stock issued and outstanding.

		Amount and Nature
	Name and Address of	of Beneficial	Percent of
Title of Class	Beneficial Owner	Ownership(1)	Class(1)
	Executive Officers & Directors
Common Stock ($0.0001 par value)	Delmar Janovec (2) 3430 E. Russell Rd., Suite 317 Las Vegas, Nevada 89120	1,281,213,044 (3)	92%	(4)

Common Stock ($0.0001 par value)	Rod Clawson (2) 7049 S. Piccadilly St. Aurora, Colorado 80016	15,200,000 (5)	4.6%	(6)

Common Stock ($0.0001 par value)	Directors and Executive Officers as a Group (2 individuals)	1,295,403,044	96.6%

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

(3) Includes 1,257,862 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert his 1,000,000 shares of the Company’s Series C Preferred Stock to Common Stock. Holders of the Company’s Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion, which for the purposes of this table is constructively April 1, 2003.

(4) Percentage is based upon the total 328,234,645 outstanding shares of Common Stock combined with the 1,281,213,044 shares of Common Stock beneficially owned by Janovec.

(5) Includes 1,250,000 shares of Common Stock which Rod Clawson beneficially owns by virtue of his right to convert his 250,000 shares of the Company’s Series D Preferred Stock to Common Stock. Holders of the Company’s Series D Preferred Stock have the option, at any time, to convert their shares into one share of Common Stock and have voting rights equivalent to five (5) shares of Common Stock.

(6) Percentage is based upon the total 328,234,645 outstanding shares of Common Stock combined with the 14,190,000 shares of Common Stock beneficially owned by Clawson.

     The following table sets forth, as of March 5, 2004 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

Series of	Name and Address of	Number of Shares		Percent of
Preferred Stock	Beneficial Owner	Beneficially Owned (1)		Class (1)
	Tibor L. Nemeth 165 North Aspen Avenue
Series B	Azusa, California 91702	177,012	(2)	11.4%
	Executive Officers and Directors

	Delmar Janovec
	3430 E. Russell Rd., Suite 317
Series C	Las Vegas, Nevada 89120	1,000,000	(3)	64.2%

	Rod Clawson
	7049 S. Piccadilly St.
Series D	Aurora, Colorado 80016	250,000	(4)	16.0%

	All Executive Officers &
	Directors as a Group	1,250,000		80.2%

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

(2) These shares of Series B Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equivalent to one share of Common Stock

(3) These shares of Series C Preferred Stock may be converted into Common Stock of the Company on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion. The Series C Preferred Stock has voting rights equivalent to one share of Common Stock.

(4) These shares of Series D Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equivalent to five (5) shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2003, the Company was indebted to its president, Delmar Janovec, in the amount of $1,217,733.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for those fiscal years were $6,500 and $6,500, respectively.

Audit-Related Fees

Clyde Bailey, PC did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2003 and 2002 Corporate tax returns were approximately $750, and $750 respectively.

All Other Fees

The aggregate fees billed by Clyde Bailey, PC for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2003 and 2002, respectively.

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No.1, “Independence Discussions with Audit Committees”, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence.

The Committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”, and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this   day of April    2004.

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
Delmar Janovec, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Delmar Janovec
Delmar Janovec	President, Chief Executive Officer and Director	April 14, 2004

/s/ Rod Clawson
Rod Clawson	Director	April 14, 2004

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.).

3(ii)	*	Bylaws of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1192.)

21		Subsidiaries of Registrant

31(i)		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)		Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.