Form 10QSB
period 2004-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2004-05-21
CIK 876490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033


                        AMERIRESOURCE TECHNOLOGIES, INC.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               DELAWARE                                  84-1084784
             ------------                               -------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


            3430 E. Russell Road, Suite 317, Las Vegas, Nevada 89120
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 214-4249
                                -----------------
                           (Issuer's Telephone Number)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


      On May 21, 2004, there were 580,598,657 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION                                             3

      ITEM 1.     Financial Statements                                         3
      ITEM 2.     Management's Discussion & Analysis or Plan of Operations     4
      ITEM 3.     Controls and Procedures                                      7

PART II   -   OTHER INFORMATION                                                8

      ITEM 2.     Changes in Securities                                        8
      ITEM 6.     Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                                     8
INDEX TO EXHIBITS                                                              9
CERTIFICATIONS                                                                10

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S
                                  -------------

                                            March 31,    December 31,
                                              2004          2003
                                           -----------   ------------

Current Assets:
---------------
  Cash and Cash Equivalents                $    52,859   $    34,090
  Notes receivable                              46,065        52,436
                                           -----------   -----------
    Total Current Assets                        98,924        86,526

Investment:                                    210,000             0
-----------

Fixed Assets:
--------------
  Leasehold Improvements                         6,230         6,230
  Accumulated Depreciation                        (143)         (130)
                                           -----------   -----------
    Net Fixed Assets                             6,087         6,100

Other Assets:
--------------
  Oil & Gas Properties                       1,700,000     1,700,000
  Marketable securities                            621           621
                                           -----------   -----------
    Total Other Assets                       1,700,621     1,700,621
                                           -----------   -----------
    Total Assets                           $ 2,015,632   $ 1,793,247
                                           ===========   ===========


 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-1

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited

         L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y
         --------------------------------------------------------------
                                            March 31     December 31,
                                              2004          2003
                                           -----------   ------------

Current Liabilities
--------------------
  Accrued Expenses                              55,000          0.00
  Notes payable -current portion               350,000       350,000
                                           -----------   -----------
    Total Current Liabilities                  405,000       350,000

Non-Current Liabilities:
-------------------------
  Commitments and contingencies                105,000       105,000
                                           -----------   -----------
    Total Other Liabilities                    105,000       105,000
                                           -----------   -----------
    Total Liabilities                      $   510,000   $   455,000
                                           -----------   -----------

Stockholders' Equity
---------------------
Preferred stock, $.001 par value;
  authorize 10,000,000 shares; Class A,
  issued and outstanding,131,275 shares            131           131

Preferred stock, $.001 par value; authorize
  10,000,000 shares; Class B, issued and
  outstanding, 177,012 shares                      177           177

Preferred stock, $.001 par value; authorize
  1,000,000 shares; Class C, issued and
  outstanding, 1,000,000 shares                  1,000         1,000

Preferred stock, $.001 par value; authorized,
  750,000 shares; Class D, none issued and
  outstanding                                        0             0

Common Stock, $.0001 par value; authorized,
  1,000,000,000 shares; issued and
  outstanding, 342,833,465 shares and
  313,154,169 shares                            34,283        31,315


Comprehensive loss on marketable securities     (3,108)       (3,108)
Additional paid in capital                  16,498,827    16,080,426
Retained earnings                          (15,025,678)  (14,771,694)
                                           -----------   -----------
Total stockholder' equity                    1,505,632     1,338,247
                                           -----------   -----------
Total Liabilities and Stockholder's equity $ 2,015,632   $ 1,793,247
                                           ===========   ===========


 The accompanying notes are integral part of Consolidated Financial Statements.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                  For the quarter ended
                                                        March 31,
                                                  ----------------------
                                                     2004        2003
                                                  ----------  ----------
Net Service Income                                $     0.00  $  358,545
Consulting Income                                     25,000           0
                                                  ----------  ----------
      Revenues                                    $   25,000     358,545

Cost of Goods Sold                                         0     260,164
                                                  ----------  ----------
      Gross Profit                                    25,000      98,381

Operating expenses
-------------------
  General and administrative expenses                 34,365      94,589
  Salaries                                            25,000      76,764
  Legal & Professional                                46,869      75,892
  Consulting                                         172,750     128,247
                                                  ----------  ----------
      Operating loss                                (253,984)   (277,111)

Other Income (Expense):
------------------------
  Loss on sale of subsidiaries
  Gain on extinguishment of debt                           0           0
  Interest income                                          0           0
  Interest expense                                         0     (26,671)
  Gain on marketable securities                            0    (165,884)
                                                  ----------  ----------
      Total other income (expense)                         0    (192,555)

Net Income (loss) before income tax                 (253,984)   (469,666)

Income Tax Provision (Note 7)                              0           0
                                                  ----------  ----------
Net Income (loss)                                   (253,984)   (469,666)
                                                  ==========  ==========
Earnings per share                                     (0.00)      (0.01)
                                                 ===========  ==========
Weighted average common shares outstanding       360,127,294  54,948,435
                                                 ===========  ==========

The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-3

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                      For the three months ended
                                                                March 31
                                                      --------------------------
                                                           2004         2003
                                                      ------------  ------------

Reconciliation of net loss provided by
  (used in) operating activities:

  Net income (loss)                                     $(253,984)  $ (469,666)

  Non-cash items:
    Depreciation                                               13        2,286
    Non-cash services through issuance of stock           241,369      185,545

  Changes in assets affecting operations
    (increase)/ decrease
    Accounts Receivable                                         0       18,615
    Inventory                                                   0       28,144
    Notes Receivables                                       6,371      101,665

  Changes in liabilities affecting operations
   increase/(decrease)
    Accounts Payable                                            0       64,991
    Accrued Payroll and related expenses                   25,000            0
    Accrued Interest                                            0      (76,767)
    Other current liabilities                                   0       95,115
                                                      ------------  ------------
Net cash provided by (used in) operating activities        18,769      (50,072)

Cash flows from investing activities:
  Purchase of Fixed Assets                                      0            0
  Proceeds from sale of marketable securities                   0            0
                                                      -----------   ------------
Net cash provided by (used in) investing activities             0            0

Cash flows from financing activities:
  Proceeds from borrowing                                       0       17,813
                                                      -----------   ------------
Net cash provided by (used in) financing activities             0       17,813

Increase (decrease) in cash                            $   18,769  $   (32,259)
                                                      ===========  =============
Cash- beginning period                                 $   34,090  $     9,583
                                                      ===========  =============
Cash- end of period                                    $   52,859  $   (22,676)
                                                      ===========  =============

 The accompanying notes are integral part of Consolidated Financial Statements.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 - INVESTMENT
-------------------

A Stock Exchange Agreement was executed and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 3,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate businesses located in San Diego and Palm Springs California, St. Louis Missouri and Miami Florida as EagleRider. Eagle Rider provides rental of Harley Davidson motorcycles and recreational equipment. This investment is being accounted for as a non-marketable equity investment by the Company.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

Options

As part of the acquisition of Jim Butler Inc., the Company issued 500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. These options expire on September 25, 2004. The Company also issued 1,500,000 options with an exercise price of 75% of the average closing price over the preceding 90 days. The options will be issued for every one million in gross sales added to the Company's gross revenue WBI would be granted thirty thousand in option shares. These options expire on September 25, 2004. To date, no options have been exercised nor does the Company believe the options will be exercised.

Common stock

In February of 2002, the Company approved a 100 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2004, the Company issued the total of 79,489,000 shares of common stock:

34,550,000 shares of common stock were issued for consulting services valued at $172,750. These shares were valued at $.005 per share.

2,750,000 shares of common stock were issued for legal services valued at $13,750. These shares were valued at $.005 per share.

6,189,000 shares of common stock were issued for the extension of a note payable.

33,000,000 shares of common stock were issued for a $165,000 reduction in the related party debt.

3,000,000 shares of common stock were issued pursuant to the acquisition of a 40% interest in 449 Corporation.

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

                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                                   March 31, 2004
                                     (Unaudited)


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

NOTE 5- NOTE PAYABLE
--------------------

      The Company had the following notes payable:

        Note dated August 2, 2000, payable to
        American Factors, secured by 300,000
        shares of the Company's common stock.
        The note bears interest at 15%.                350,000

                   Total notes payable                 350,000

                   Less current portion               (350,000)
                                               ----------------
                   Long-term portion        $                -
                                               ================

            Maturities of notes payable at March 31, 2004, are as follows:

            2003                                     $ 350,000
            2004
            2005                                            --
            Thereafter                                      --
                                                   ---------------
                                                     $ 350,000

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 6 - GOING CONCERN UNCERTAINTY
----------------------------------

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, business and property casualty insurance meeting the standard limits that are customary in the industry. However, the Company has not been able to secure general liability insurance at this time and continues to look for general liabilitiy coverage. The Company currently does not have any operations that are being performed which would require such insurance. On March 19, 2004, AmeriResource Technologies, Inc. (the "Company") rescinded, ab intitio, a September 25, 2001 Acquisition Agreement (the "Agreement") the Company entered into with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Agreement, WBI, as agent for Covah, was to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for one hundred million (100,000,000) shares of the Company's stock, with seventy-five million (75,000,000) shares being issued to Covah and twenty-five million shares being issued to WBI. The Company rescinded the Acquisition Agreement because JBP was to be tendered free and clear of any liens and encumbrances at the closing of the Acquisition Agreement and the Company has been informed that a five hundred fifty thousand dollar ($550,000) promissory note has been placed on JBP's real property with a lien securing such debt.

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

ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any Statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to confirm such statements to actual results.

General

      The Company's operations for the 1st quarter of 2004 were conducted through its wholly owned subsidiary West Texas Real Estate and Resources, Inc. ("WTRER") and through its ownership of 40% of 449 Corporation ("449") and WDHQ, Inc. ("WDHQ"). The Company continues to seek viable business entities that are compatible to the Company's overall strategic plan, are interested in going public for an exit strategy, and/or just becoming an operating subsidiary of a Public Company. In furtherance of this goal, subsequent to March 31, 2004, the Company settled a material portion of its liabilities through the settlement of debt.

        On March 19, 2004, AmeriResource Technologies, Inc. (the "Company") rescinded a September 25, 2001 Acquisition Agreement (the "Agreement") the Company entered into with Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah"). Pursuant to the Agreement, WBI, as agent for Covah, was to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc. ("JBP"), to the Company in exchange for one hundred million (100,000,000) shares of the Company's stock, with seventy-five million (75,000,000) shares being issued to Covah and twenty-five million shares being issued to WBI. The Company rescinded the Acquisition Agreement because JBP was to be tendered free and clear of any liens and encumbrances at the closing of the Acquisition Agreement and the Company has been informed that a five hundred fifty thousand dollar ($550,000) promissory note has been placed on JBP's real property with a lien securing such debt.


449 AND WDHQ CORPORATIONS

      On September 17, 2003 the Company executed a stock for stock like exchange agreement ("Agreement") with Donald Herborn ("Herborn"), a 40% owner of 449 and WDHQ, and operating franchises of EagleRider, Inc. 449 and WDHQ are engaged in the business of providing rentals of Harley Davidson motorcycles and recreational equipment. Pursuant to the Agreement, the Company agreed to issue Three Million (3,000,000) restricted shares ("Shares") of its common stock equal to a value of $150,000 at a stipulated value of $0.05 to Herborn and/or his assignees in exchange for Herborn's 40% equity in 449 and WDHQ. The Company further agreed to guarantee seventy-five percent (75%) of the shares at the stipulated value of $0.05 for a period of one year from the date of closing based on a 60 day moving average prior to the anniversary of Closing. If the total value and stipulated value per share is less than the total value and stipulated value, but in no event shall the Company be required to issue more than an additional Seven Million shares to Herborn for a maximum total of Ten Million (10,000,000) shares of restricted common stock. Pursuant to the Agreement, the Company is also required to payoff corporate debts of 449 and WDHQ, totaling no more than $60,000 to various vendors.

      On or about January 27, 2004 the Company executed an Addendum to the stock for stock like exchange with Donald Herborn whereby allowing the Company to make an initial payment at closing of $30,000 with the remaining $30,000 due on or before July 31, 2004. On February 7, 2004, the Company closed on the Herborn stock for stock like exchange agreement with stock being issued and the first payment of $30,000 being conveyed to Donald Herborn for the 40% equity in 449 and WDHQ Corporations.

      Also on September 17, 2003, the Company executed a Letter of Intent with Don and Charlene Swedo ("Swedos"), the majority owners of 449 and WDHQ, setting forth in principle the terms by which the Swedos will sell their ownership interests in 449 and WDHQ Corporations to the Company through a stock for stock like exchange agreement similar to the Herborn's Agreement. Additionally, pursuant to the Letter of Intent, the Company will provide an additional $340,000 for the purpose of eliminating the debt of 449 and WDHQ and funding the expansion of one rental location. We continue to own 40% of 449 and WDHQ and are continuing to negotiate with the Swedos regarding their majority ownership position.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

      WTRER's business operations in the first quarter consisted primarily of discussions with potential joint-venture partners in the oil and gas industry to develop the existing wells bringing them to a full production stage.

      The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, assets and profitability. The Company continues to receive unsolicited offers concerning the sale of its subsidiaries and has not received an offer on any of its subsidiaries, which the Company deems acceptable. The Company will continue to entertain offers to sell some or all of its subsidiaries in an attempt to reach a level of profitability.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended March 31, 2004 as compared to the same period in 2003.

      Revenues for the first quarter ended March 31, 2004 decreased to $25,000 from $358,545 in revenues for 2003. The operating loss decreased to $253,984 as compared to $277,111 in 2003.

      The Company's net loss for the quarter ended March 31, 2004 decreased dramatically to a net loss of $253,984 from a net loss of $469,666 in 2003.This improvement is partially related to a one time expense taken in by one of the Company's subsidiaries, Jim Butler Performance, Inc. This was a one time extraordinary expense that was incurred by the Company when it rescinded an Acquisition Agreement due to breaches in the contract made by the seller, WBI, Inc. and Covah, LLC. The Company's expenses for the first quarter ended March 31, 2004 as compared to 2003, are set forth below:

---------------------------------------------------------
Expenses                                  2004    2003
---------------------------------------------------------
General and Administrative               34,365    94,589
---------------------------------------------------------
Consulting                              172,750   128,247
---------------------------------------------------------
Employee Salaries and Bonuses            25,000    76,764
---------------------------------------------------------
Interest Expense                              0   (26,671)
---------------------------------------------------------
Legal and Professional                   46,869    75,892
---------------------------------------------------------
      Total Expenses                    278,984   348,821
---------------------------------------------------------

      The decrease in these expenses for the first quarter of 2004 as related to the same period for 2003 is primarily related to the rescissions of the Acquisition Agreement involving Jim Butler Performance, Inc. we had previously we executed and subsequently rescinded as described heretofor.

Liquidity and Capital Resources

      The Company's net cash used in operating activities for the three-months ended March 31, 2004 increased to $18,769 from net cash provided by operations of $50,072 for the same period in 2003. This increase is mainly attributable to an increase in non-cash services through the issuance of stock to $241,369 for the first quarter of 2004 from $185,545 for the first quarter of 2003, and a decrease in notes receivable from $101,665 for the three months ended March 31, 2003 to $6,371 for the three months ended March 31, 2004.

      There was $0 in cash flow from investing activities for the first quarter of 2004 as was the case for the same period in 2003.

      There was $0 in cash flow from financing activities for the first quarter of 2004 as compared to $17,813 for the same period in 2003.

      The Company has relied upon its chief executive officer for its capital requirements and liquidity. The Company's recurring losses, lack of cash flow and lack of cash on hand raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic
SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds

      In January 2004, we initiated a private offering pursuant to Rule 505 of Regulation D under the Securities Act of 1933, as amended, to accredited investors and up to 35 non- accredited investors. The offering consisted of a maximum of 100 Units at a purchase price of $10,000 per unit. Each Unit consisted of 2,000,000 shares of common stock at a purchase price of one half of one cent per share. In the quarter ended March 31, 2004, we issued 17 Units to 13 persons, an aggregate of 34,000,000 shares of common stock, for an aggregate price of $116,000. There have been no commissions paid in connection with these sales.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB, which is incorporated herein by reference.

        (b) On March 19, 2004, the Company filed on Form 8-K its decision to rescind the Acquisition Agreement it entered into with Jim Butler Performance.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
-------------------------------------------
Delmar Janovec, Chief Executive Officer and
Principal Financial Officer



Dated: May 21, 2004

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.         DESCRIPTION
-------   -----       ------------
  2        *          March 19, 2004, Recission of Acquisition Agreement by and
                      between AmeriResource Technologies, Inc., Wasatch Business
                      Investors, Inc. and Covah, LLC. (Incorporated by reference from the Company's Form 8-K, file number 33-44104, effective on March 19, 2004).

  3(i)     *          Articles of Incorporation of the Company. (Incorporated by
                      reference from the Company's Form S-4, file number
                      33-44104, effective on February 11, 1992.).

  3(ii)    *          Bylaws of the Company. (Incorporated by reference from the
                      Company's Form S-4, file number 33-44104, effective on February 11, 1192.)

  31(i)    10         Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  32(i)    11         Certification of Chief Executive Officer of AmeriResource
                      Technologies, Inc. Pursuant to 18 U.S.C.ss.1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   EXHIBIT 31(i)
                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 21, 2004

/s/ Delmar Janovec
---------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 21, 2004                 /s/ Delmar Janovec
                                    -------------------------------------
                                    Delmar Janovec
                                    Chief Executive Officer and Principal
                                    Financial Officer