Form 10QSB
period 2004-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2004-08-23
CIK 876490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

                                 (702) 214-4249
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]   NO [ ]


         On August 13, 2004, there were 724,846,485 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION                                             3

         ITEM 1.     Financial Statements                                    F-1
         ITEM 2.     Management's Discussion & Analysis or Plan of Operations  4
         ITEM 3.     Controls and Procedures                                   7

PART II   -  OTHER INFORMATION                                                 7

         ITEM 6.     Exhibits and Reports on Form 8-K                          7

SIGNATURES                                                                     9
INDEX TO EXHIBITS                                                             10
         CERTIFICATIONS                                                       27

                          PART 1-FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to AmeriResource Technologies Inc., a Delaware corporation, and its subsidairies and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceeding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

    The consolidated financial statements for the Company included herein are unaudited but reflect, in management's option, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations fot the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S
                                  -------------

                                               June 30          December 31,
                                                 2004              2003
                                             -----------       ---------------

Current Assets:
-----------------
   Cash and Cash Equivalents                   $39,966             $34,090
   Notes receivable                             46,065              52,436
                                             -----------       ----------------
     Total Current Assets                       86,031              86,526

Investments:                                   210,000
------------

Fixed Assets:
--------------
   Leasehold Improvements                        6,230              6,230
   Accumulated Depreciation                       (156)              (130)
                                             -----------       ----------------
     Net Fixed Assets                            6,074              6,100

Other Assets:
-------------
   Oil & Gas Properties                      1,700,000          1,700,000
   POS Software                                137,500                  -
   Marketable securities                           621                621
                                            ------------       ----------------
     Total Other Assets                      1,838,121          1,700,621
                                            ------------       ----------------
     Total Assets                           $2,140,226         $1,793,247
                                            ============       ================

 The accompanying notes are integral part of Consolidated Financial Statements.
                                    F-1

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited

         L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y
         --------------------------------------------------------------

                                                       June 30      December 31,
                                                        2004           2003
                                                    -------------  -------------
Current Liabilities
---------------------
   Accrued Expenses                                      59,000              -
   Notes payable-current portion                        350,000        350,000
                                                     -------------  -----------
     Total Current Liabilities                          409,000        350,000

Non-Current Liabilities:
--------------------------
   Commitments and contingencies                        105,000        105,000
                                                     -------------  -----------
     Total Other Liabilities                            105,000        105,000
                                                     -------------  -----------
     Total Liabilities                                 $514,000       $455,000
                                                     -------------  -----------
Stockholders' Equity
-----------------------
   Preferred stock, $.001 par value; authorized,
     10,000,000 shares; Class A, issued and
     outstanding, 131,275 shares                            131            131

   Preferred stock, $.001 par value; authorized,
     10,000,000 shares; Class B, issued and
     outstanding, 177,012 shares                            177            177

   Preferred stock, $.001 par value; authorized,
     1,000,000 shares; Class C, issued and
     outstanding, 1,000,000 shares                        1,000          1,000

   Preferred stock, $.001 par value; authorized,
     750,000 shares; Class D, issued and
     outstanding, 250,000 shares                              -              -

   Common Stock, $.0001 par value; authorized,
     1,000,000,000 shares; issued and outstanding,
     533,176,533 shares and 313,154,169 shares           53,317         31,315

   Comprehensive loss on marketable securities           (3,108)        (3,108)
   Additional paid in capital                        17,089,375     16,080,426
   Retained earnings                                (15,514,666)   (14,771,694)
                                                    -------------  ------------
   Total stockholder' equity                          1,626,226      1,338,247
                                                    -------------  ------------
Total Liabilities and Stockholder's equity           $2,140,226     $1,793,247
                                                    =============  ============


 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-2

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                        For the three                  For the six
                                                         months ended                  months ended
                                                           June 30                       June 30
                                                ---------------------------     -------------------------
                                                    2004            2003            2004         2003
                                                ------------    -----------     ----------    -----------
Net Service Income                              $       -         $510,900        $    -       $869,445
Consulting Income                                  15,000                -        40,000              -
                                                ------------    -----------     ----------    -----------
     Revenues                                     $15,000          510,900       $40,000        869,445

Cost of Goods Sold                                      -          313,459             -        573,623
                                                ------------    -----------     ----------    -----------
     Gross Profit                                  15,000          197,441        40,000        295,822

Operating expenses
-------------------
   General and administrative expenses              8,364          113,618        42,729        208,207
   Salaries                                        25,000           51,680        50,000        127,572
   Legal & Professional                            47,341          257,395        94,210        385,642
   Consulting                                     423,283           33,440       494,701        110,204
                                                ------------    -----------     ----------    ------------
     Operating loss                              (488,988)        (258,692)     (641,640)      (535,803)

Other Income (Expense):
-----------------------
   Interest expense                                     -          (26,671)            -        (53,342)
   Loss on marketable securities/Investments            -                -      (101,332)      (165,884)
                                                ------------    -----------     ----------    ------------
     Total other income (expense)                       -          (26,671)     (101,332)      (219,226)

Net Income (loss) before income tax              (488,988)        (285,363)     (742,972)      (755,029)

Income Tax Provision (Note 7)                           -                -             -              -
                                                ------------    -----------     ---------     -----------
Net Income (loss)                                (488,988)        (285,363)     (742,972)      (755,029)
                                                ============    ============    ==========    ===========
Earnings per share                                  (0.00)           (0.00)        (0.00)         (0.01)
                                               =============    ============    ==========    ===========
Weighted average common shares                 462,909,851     109,896,869   407,904,260     84,530,542
outstanding                                    =============   ============= =============   ============


 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-3

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                         For the six
                                                                         months ended
                                                                            June 30
                                                                    ----------------------
                                                                        2004        2003
                                                                    ------------ ---------
Reconciliation of net loss provided by (used in)
  operating activities:

  Net income (loss)                                                  $(742,972)  $(755,029)

  Non-cash items:
    Depreciation                                                            26       5,048
    Non-cash services through issuance of stock                        578,451     375,638

  Changes in assets affecting operations (increase)/decrease
    Accounts Receivable                                                      -      21,194
    Inventory                                                                -      76,025
    Notes Receivables                                                   46,065     101,665

  Changes in liabilities affecting operations increase/(decrease)
    Accounts Payable                                                         -      (8,742)
    Accrued Payroll and related expenses                                59,000      62,882
    Accrued Interest                                                         -      44,496
    Other current liabilities                                                -      48,623
                                                                     ----------- -----------
Net cash provided by (used in) operating activities                    (99,124)    (28,200)

Cash flows from investing activities:
  Purchase of Fixed Assets                                                   -        (426)
  Proceeds from sale of marketable securities                                -           -
                                                                     ----------- -----------
Net cash provided by (used in) investing activities                          -        (426)

Cash flows from financing activities:
  Proceeds from common stock                                            105,000          -
  Proceeds from borrowing                                                    -      28,419
                                                                     ----------- -----------
Net cash provided by (used in) financing activities                     105,000     28,419

Increase (decrease) in cash                                             $5,876       $(207)
                                                                     =========== ===========
Cash-beginning period                                                  $34,090      $9,583
                                                                     =========== ===========
Cash-end of period                                                     $39,966      $9,376
                                                                     =========== ===========


 The accompanying notes are integral part of Consolidated Financial Statements.
                                       F-4

               Ameriresource Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc (the Management Company), a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 17, 1996, the Company changed its name to AmeriResource Technologies, Inc.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ending June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the fiscal years ending December 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., Self-Serve Technologies, Inc., West Texas Real Estate & Resources', Inc. and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period.

NOTE 3 - INVESTMENT

A Stock Exchange Agreement was executed and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 3,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business located in San Diego California as EagleRider. Eagle Rider provides rental of Harley Davidson motorcycles and recreational equipment. This investment is being accounted for as an non-marketable equity investment by the Company.

A Purchase Agreement was executed on May 18, 2004 whereby the Company acquired from Curtis Chambers, a POS software and hardware system, Self-Serve Applications, and all rights for the intellectual properties including trademarks and copyrights, in exhcange for 25,000,000 shares of ARES restricted stock. The POS software is intended to be used in the fast food industry to allow customers to place their own orders and also offers a variety of management tools to provide specialized inventory reports and labor reports for the business owner. The product is exiting the development stage and will be marketable over the next few months.

               Ameriresource Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

         In February of 2002, the Company approved a 100 for 1 reverse stock split. All share figures included in this report are shown after the reverse stock split. During the second quarter of 2004, the Company issued a total of 140,533,364 shares of common stock, as follows:

         102,203,079 shares of common stock were issued for consulting services valued at $306,609. These shares were valued at $.005 per share and are restricted as to resale.

         11,380,285 shares of common stock were issued for legal services valued at $34,141. These shares were valued at $.005 per share and are restricted as to resale.

         1,950,000 shares of common stock were issued for the extension of a note payable and are restricted to resale.

         25,000,000 shares of common stock were issued pursuant to the acquisition of the acqisition of POS Software and are restricted to resale.

Preferred stock

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company at any time at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2003. Dividends are not payable until declared by the Company.

               Ameriresource Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (con't)

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock". Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time a redemption price of $2.00 per share with interest of 8% per annum.
The holders of the Series C also posses liquidation rights of $2.00 per share superior in priority to holders of common stock or any junior securities.

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State of the State of Delaware to designate 750,000 shares of its Preferred Stock as "Series D Preferred Stock". Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred shall be redeemable by the Corporation at the redemption price of $.001 per share with interest of 8% per annum. The holders of the Series D also posses liquidation right of $.001 per share superior in priority to holders of common stock or any junior securities.

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends relating to Series A and B Preferred Stock in the approximate amount of $2,000,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

NOTE 5- NOTE PAYABLE

       The Company had the following notes payable outstanding as of June 30, 2004:



          Note dated August 2, 2000, payable to
          American Factors, secured by 300,000
          shares of the Company's common stock. The
          note bears interest at 15%.                          350,000

                     Total notes payable                       350,000

                     Less current portion                     (350,000)
                                                       ----------------------

                     Long-term portion                   $           -
                                                       ======================
          Maturities of notes payable at June 30,
          2004, are as follows:

                     2003                                    $ 350,000
                     2004
                     2005                                           --
                     Thereafter                                     --
                                                       ----------------------
                                                             $ 350,000
                                                       ======================

               Ameriresource Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company believes it is currently covered adequately for workmen's compensation, auto and property casualty insurance and business owners insurance, meeting the standard limits that are customary in the industry. The Company does not presently have a general liability policy in effect however, there are no operations performed by the Company that presently requires such insurance.

On March 19, 2004, AmeriResource Technologies, Inc. (the "Company") rescinded, ab intitio, a September 25, 2001 Acquisition Agreement (the "Agreement")entered into with Wasatch Business Investors, Inc., a Utah corporation ("WBI") and Covah, LLC, a Utah limited liability company ("Covah"). Pursuant to the Agreement, WBI, as agent for Covah, was to sell and transfer one hundred percent (100%) of Jim Butler Performance, Inc., a Tennessee corporation ("JBP"), to the Company in exchange for one hundred million (100,000,000) shares of the Company's stock, with seventy-five million (75,000,000) shares being issued to Covah and twenty-five million shares being issued to WBI. The Company rescinded the Acquisition Agreement because JBP was to be tendered free and clear of any liens and encumbrances at the closing of the Acquisition Agreement and the Company has been informed that a five hundred fifty thousand dollar ($550,000) promissory note has been placed on JBP's real property with a lien securing such debt.

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information


         This quarterly report contains forward-looking statements. For this purpose, any Statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements after the dare of this report to confirm such statements to actual results.

General

         The Company's operations for the 2nd Quarter of 2004 were conducted through its wholly owned subsidiaries, West Texas Real Estate and Resources, Inc. ("WTRER") and through its ownership of 40% of 449 Corporation ("449") and WDHQ, Inc. ("WDHQ") and S.S.T.I. The Company continues to seek viable business entities that are compatible to the Company's overall strategic plans, are interested in going public for an exit strategy for their employees, and/or just becoming an operating subsidiary of a public company. In furtherance of this goal, subsequent to quarter ended June 30, 2004, the Company settled a material portion of its liabilities through the settlement of debt.

POS SYSTEM-SELF-SERVE TECHNOLOGIES, INC.

         On May 18, 2004, the Company purchased a Point of Sales (POS) software and hardware system, Self-Serve applications with all rights for the intellectual properties, to include all trademarks and copyrights from Curtis Chambers, a software engineer, owner and developer of the POS system, for Twenty-five Million (25,000,000) shares of R-144 restricted stock. The POS software and hardware system has been in commercial use for the last three & 1/2 years in southern California in a full service restaurant. The POS system offers a fully integrated system that includes all accounting features with management tools/menus that offer various specialized reports for inventory and labor control.

         The POS Self-Serve system is a specialized application accessible by restaurant customers from a kiosk. The self serve nature of the software allows management the flexibility of reducing staffing requirements thus lowers the labor expenses for the restaurant. This application also allows the customer to order the food as well as pay in a much faster time period and lessens the possibility of having an incorrect order being made.

         Curtis Chambers, the engineer and developer of our POS Self Serve Software, has assumed the positions of Lead Developer with Self-Serve Technologies, Inc., our wholly-owned subsidiary and is currently completing add on features to the software which should be ready for commercial use within the next 60 days.

         449 and WDHQ CORPORATIONS

         On September 17, 2003, the Company executed a stock for stock like exchange agreement, ("Agreement"), with Donald Herborn ("Herborn"), a 40% owner of two, operating franchises of EagleRider, Inc. These franchises known as 449 and WDHQ are engaged in the business of providing rentals of Harley Davidson motorcycles and recreational equipment. Pursuant to the Agreement, the Company issued three million (3,000,000) shares of its restricted common stock equal to a value of $150,000 as a stipulated value of $.05 cents to Herborn and/or his assignees in exchange for Herborn's 40% equity in 449 and WDHQ. The Company further agreed to guarantee seventy-five percent (75%) of the shares at the stipulated value of $0.05 for a period of one year from the date of closing based on the 60 day moving average prior to the anniversary of Closing. If this 60 day average is less than the stipulated value the Company will issue additional common stock, but in no event shall the Company be required to issue more than additional seven million shares to Herborn for a maximum total of Ten Million (10,000,000) shares of restricted common stock. Pursuant to the Agreement, the Company is also required to payoff corporate debts of 449 and WDHQ, totaling no more than $60,000 to various vendors. In the first quarter of 2004, the Company executed an Addendum to the stock for stock like exchange with Donald Herborn and was allowed to make an initial payment at closing of $30,000 with the remaining $30,000 due on or before July 31, 2004 in lieu of this $60,000 debt payment. On February 7, 2004, the Company closed on the Herborn stock for stock like exchange agreement with stock being issued and the first payment of $30,000 being conveyed to Donald Herborn for the 40% equity in 449 & WDHQ Corporations. The Company made its second and final payment of $30,000 to Donald Herborn on or about July 30, 2004,.

         On September 17, 2003, the Company executed a Letter of Intent with Don and Charlene Swedo ("Swedos"), the majority owners (approximately 58%) of 449 & WDHQ, setting forth in principle the terms by which the Swedos would sell their ownership interests in 449 and WDHQ Corporations to the Company through a stock for stock like exchange agreement similar to the Herborn's Agreement. Additionally, pursuant to the Letter of Intent, the Company would provide an additionally $340,000 for the purpose of eliminating the debt of 449 and WDHQ and funding the expansion of one rental location. The Company continues to own 40% of 449 and WDHQ Corporations and are still in discussions with the Swedos regarding their majority ownership position. The Company also is in discussions with EagleRider, Inc. corporate office for other viable EagleRider franchise locations that maybe available for purchase.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

         WTRER's business operations for the second quarter consisted primarily of discussions with potential joint-venture partners in the oil and gas industry to potential develop the existing wells bringing them to production stage.

         The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, assets and profitability. The Company continues to receive unsolicited offers concerning the sale of its subsidiaries and has not received any acceptable offers on any of its subsidiaries. The Company will continue to entertain offers to sell some or all of its subsidiaries in an attempt to reach a level of profitability.

Results of Operations

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six-month period ended June 30, 2004 as compared to the same period in 2003.

         Revenues for the second quarter ended June 30, 2004 decreased to $0 from $510,900 in revenues for 2003. The operating loss increased to $488,988 as compared to $258,692 in 2003.

         The Company's net loss for the quarter ended June 30, 2004 increased to $488,988 from $285,363 in 2003. The Company's expenses for the second quarter ended June 30, 2004 as compared to 2003, are set forth below:


               ------------------------------------------------------- --------------- -------------
               Expenses                                                Quarter ended     Quarter
                                                                         6/30/2004        ended
                                                                                        6/30/2003
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               General and Administrative                                  8,364         113,618
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Consulting                                                 423,283         33,440
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Employee Salaries and Bonuses                               25,000         51,680
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Interest Expense                                              0           (26,671)
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Legal and Professional                                      47,341        257,395
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
                        Total Expenses                                 503,988         429,462
               ------------------------------------------------------- --------------- -------------


         The increase in these expenses for the second quarter of 2004 as related to the same period for 2003 is primarily related to an increase in non-cash services of $202,813.

Liquidity and Capital Resources

         The Company's net cash provided by operating activities for the six-months ended June 30, 2004 increased to $5,876 from net cash used in operations of $28,200 for the same period in 2003. This increase is mainly attributable to an increase in expense from non-cash services through the issuance of stock to $578,451 for the six months of 2004 from $375,638 for the six months of 2003, and a decrease in notes receivable from $101,665 for the six months ended June 30, 2003 to $46,065 for the six months ended June 30, 2004.

         There was $0 in cash flow from investing activities for the second quarter of 2004 and $(426) for the same period in 2003.

         There was $0 in cash flow from financing activities for the second quarter of 2004 as compared to $28,419 for the same period in 2003.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-QSB, which is incorporated herein by reference.

    (b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter of 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
--------------------------------------
Delmar Janovec, Chief Executive Officer and
Principal Financial Officer



Dated: August 20, 2004

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.        NO.              DESCRIPTION

3(i)       *                Articles of Incorporation of the Company.
                            (Incorporated by reference from the Company's Form
                            S-4, file number 33-44104, effective on February
                            11, 1992.).

3(ii)      *                Bylaws of the Company. (Incorporated by reference
                            from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10 (i)     11               Purchase Agreement dated May 18, 2004 by and
                            between the Company and Curtis Chambers.

10 (ii)    24               Lead Developer & Management Consulting Agreement
                            dated May 18, 2004 by and between the Company and Curtis Chambers.

31(i)      27                Certification of Chief Executive Officer and
                            Principal Financial Officer under Section
                            302 of the Sarbanes-Oxley Act of 2002.

32(i)      28               Certification of Chief Executive Officer and
                            Principal Financial Officer Pursuant to 18
                            U.S.C.ss.1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   EXHIBIT 10(i)
                               PURCHASE AGREEMENT

         THIS PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 18 th day of May 2004, by and between the following:

         AMERIRESOURCE TECHNOLOGIES, INC., a Delaware corporation
(hereinafter "ARES"); and Curtis Chambers, a US citizen and an individual, residing in the State of California (hereinafter "CHAMBERS").


                                   WITNESSETH


         WHEREAS, subject to the terms and conditions of this  Agreement,
ARES and CHAMBERS desire for ARES to purchase from CHAMBERS and for CHAMBERS to sell to ARES certain assets owned by CHAMBERS, as described in Paragraph 2.1 of this Agreement (the "CHAMBERS Assets"); and

         WHEREAS, the Board of Directors of ARES deems it desirable and in the best interests of ARES and its stockholders that ARES purchase the CHAMBERS Assets in consideration of the issuance by ARES in favor of CHAMBERS of Twenty Five Million (25,000,000) shares of ARES Common Restricted Stock
(the "ARES Shares") with provisions as described in Paragraph 2.1.(b); and

         WHEREAS, CHAMBERS deems it desirable and in the best interests of CHAMBERS to sell the CHAMBERS Assets to ARES; and

         WHEREAS, ARES and CHAMBERS desire to provide for certain undertakings, conditions, representations, warranties, and covenants in connection with the transactions contemplated by this Agreement; and

         WHEREAS, the parties of ARES and CHAMBERS have approved and adopted this Agreement, subject to the terms and conditions set forth herein;

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto do hereby agree as follows:

                                    SECTION 1

                                   DEFINITIONS

1.1 "Agreement," "ARES" and "CHAMBERS," respectively, shall have the meanings defined in the foregoing preamble and recitals to this Agreement.

1.2 "Closing Date" shall mean 10:00 a.m., local time, on May 19th, 2004, at the offices of ARES located at 3430 E. Russell Rd., Suite 317, Las Vegas, Nevada 89120, the date on which the parties hereto shall close the transactions contemplated herein; provided that the parties can change the Closing Date and place of Closing to such other time and place as the parties shall mutually agree, in writing. As of the Closing Date, all Exhibits to this Agreement shall be complete and attached to this Agreement.

                                    SECTION 2

               AGREEMENT FOR PURCHASE AND SALE OF CHAMBERS ASSETS

2.1      Substantive Terms of the Purchase and Sale of CHAMBERS Assets.

         (a) CHAMBERS shall sell and deliver to ARES free and clear title to all of the assets, described as follows: Point of Sale software code, system and intellectual property related thereto including but not limited to research and development information, proto type software and hardware, whether in actual use by a third party and/or in a research stage, any and all products or derivative products developed, to date, or that will be developed in relation to the Point of Sales software and hardware and its use in the food industry, particularly in the food services segment, and/or any other industry.

         (b) ARES shall sell and deliver to CHAMBERS the ARES Shares, consisting of 25,000,000 shares of Common Stock of ARES. The ARES Shares shall be issued pursuant to an exemption from registration under the Securities Act of 1933 (the "1933 Act") and from registration under any and applicable state securities laws. The certificates representing the ARES Shares shall bear the restrictive legend set forth in Rule 144 of the Rules and Regulation of the 1933 Act and any appropriate legend required under applicable state securities laws. It is ARES' intent to resell the CHAMBERS assets to a second publicly traded corporation. In the event that this occurs, CHAMBERS will return Twelve Million Five Hundred Thousand (12,500,000) shares of ARES stock to ARES and receive Five Million (5,000,000) shares in the second publicly traded corporation.

                                    SECTION 3

                     REPRESENTATIONS AND WARRANTIES OF ARES

         ARES, in order to induce CHAMBERS to execute this Agreement and to consummate the transactions contemplated herein, represents and warrants to CHAMBERS as follows:

         3.1 Organization and Qualification. ARES is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, with all requisite power and authority to own its property and to carry on its business as it is now being conducted. ARES is duly qualified as a foreign corporation and in good standing in each jurisdiction where the ownership, lease, or operation of property or the conduct of business requires such qualification, except where the failure to be in good standing or so qualified would not have a material, adverse effect on the financial condition or business of ARES.

         3.2 Authorization and Validity. ARES has the requisite power and is duly authorized to execute and deliver and to carry out the terms of this Agreement. The board of directors and stockholders of ARES have taken all action required by law, its Articles of Incorporation and Bylaws, or otherwise to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, subject to the satisfaction or waiver of the conditions precedent set forth in Section 8 of this Agreement. Assuming this Agreement has been approved by all action necessary on the part of CHAMBERS, this Agreement is a valid and binding agreement of ARES.

         3.3 No Defaults. ARES is not in default under or in violation of any provision of its Articles of Incorporation or Bylaws. ARES is not in violation of any statute, law, ordinance, order, judgment, rule, regulation, permit, franchise, or other approval or authorization of any court or governmental agency or body having jurisdiction over it or any of its properties which, if enforced, would have a material, adverse effect on the financial condition or business of ARES other than what has been previously disclosed in the most recent 10KSB financial statement. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated herein, will conflict with or result in a breach of or constitute a default under any of the foregoing or result in the creation of any lien, mortgage, pledge, charge, or encumbrance upon any asset of ARES and no consents or waivers thereunder are required to be obtained in connection therewith in order to consummate the transactions contemplated by this Agreement.

         3.4 SEC Documents; Financial Statements. As of the Closing, the Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the Securities and Exchange Commission ("SEC") pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein being hereinafter referred to as the "SEC Documents"). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in substantial accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or
(ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other information provided by or on behalf of the Company to Sellers which is not included in the SEC Documents, including, without limitation, contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstance under which they are or were made, not misleading. Neither the Company nor any of its officers, directors, employees or agents have provided Sellers with any material, nonpublic information.

         3.5 Absence of Certain Changes. Since the most recent filing by the Company with the SEC, there has been no material adverse change and no material adverse development in the business, properties, operations, financial condition, results of operations or prospects of the Company.
The Company has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to any bankruptcy law nor does the Company have any knowledge or reason to believe that its creditors intend to initiate involuntary bankruptcy proceedings.

         3.6 Litigation. Other than what has been previously disclosed in the ARES financial reports and the Company's most recent 10-KSB, as seen in Attachment A, there are no actions, suits, proceedings, orders, investigations, or claims pending or, to the knowledge of ARES threatened against or affecting ARES at law or in equity, or before or by any governmental department, commission, board, bureau, agency, or instrumentality, which, if adversely determined, would materially and adversely affect the financial condition of ARES, or which seek to prohibit, restrict, or delay the consummation of the transactions contemplated hereby. ARES is not operating under or subject to, or in default with respect to, any order, writ, injunction, or decree of any court or federal, state, municipal, or other governmental department, commission, board, agency, or instrumentality.

         3.7 Documents. The copies of all agreements and other instruments that have been delivered by ARES to CHAMBERS are true, correct, and complete copies of such agreements and instruments and include all amendments thereto.

         3.8 Disclosure. The representations and warranties made by ARES herein and in any schedule, statement, certificate, or document furnished or to be furnished by ARES to CHAMBERS pursuant to the provisions hereof or in connection with the transactions contemplated hereby, taken as a whole, do not and will not as of their respective dates contain any untrue statements of a material fact, or omit to state a material fact necessary to make the statements made not misleading.

                                    SECTION 4

                   REPRESENTATIONS AND WARRANTIES OF CHAMBERS

         CHAMBERS, in order to induce ARES to execute this Agreement and to consummate the transactions contemplated herein, represents and warrants to ARES as follows:

         4.1 Organization. CHAMBERS is a US citizen and individual in good standing under the laws of the state of California with all requisite power and authority to own his property and assets and to carry on his business as it is now being conducted and is qualified and is in good standing in each jurisdiction where the ownership, lease, or operation of property or the conduct of his business requires such qualification except where the failure to be in good standing or so qualified would not have a material, adverse effect on the financial condition and business of CHAMBERS.

         4.2 Ownership of CHAMBERS Assets. CHAMBERS is the sole owner of the CHAMBERS assets and, as of the Closing Date, will be able to deliver to ARES legal and equitable title to the CHAMBERS assets, free and clear of any encumbrances of any kind whatsoever as described in Article 2.1-(a).

         4.3 Validity. CHAMBERS has the requisite power to execute and deliver and to carry out the terms of this Agreement. Assuming this Agreement has been approved by all actions necessary on the part of ARES, this Agreement is a valid and binding agreement of CHAMBERS.

         4.4 Contracts and Leases. Except as listed in Exhibit 4.6 hereto, CHAMBERS is not a party to any written or oral leases, commitments, or any other agreements concerning the CHAMBERS Assets. On the Closing Date, CHAMBERS shall have paid or performed in all material respects all obligations required to be paid or performed by it to such date with respect to the CHAMBERS Assets and will not be in default under any document, contract, agreement, lease, or other commitment to which it is a party.

         4.5 Liabilities. The CHAMBERS Assets do not have any liabilities, liens or any claims whatsoever assessable against them.

         4.6 Infringement Rights. CHAMBERS warrantees the Point of Sales software and/or hardware and its application thereof, does not violate any copy write laws or patents and that its use is authorized for retail and commercial applications in all industries.

         4.7 Litigation. There are no actions, suits, proceedings, orders, investigations, or claims pending against or affecting the CHAMBERS Assets at law or in equity or before or by any federal, state, municipal, or other governmental department, commission, board, agency, or instrumentality, domestic or foreign, nor has any such action, suit, proceeding, or investigation been pending or threatened in writing during the 12-month period preceding the date hereof, which, if adversely determined, would materially and adversely affect the financial condition of CHAMBERS Assets. The CHAMBERS Assets are not operating under or subject to, or in default with respect to, any order, writ, injunction, or decree of any court or federal, state, municipal, or other governmental department, commission, board, agency, or instrumentality.

         4.8 Taxes. At the Closing Date, all taxes assessable to the CHAMBERS Assets which are then due shall have been paid in full.

         4.9 Material Change. There has been no material change in the condition, financial or otherwise, of the CHAMBERS Assets, except changes occurring in the ordinary course of business, which changes have not materially, adversely affected their condition.

         4.10 Documents. The copies of all agreements and other instruments that have been delivered by CHAMBERS to ARES are true, correct, and complete copies of such agreements and instruments and include all amendments thereto.

         4.11 Disclosure. The representations and warranties made by CHAMBERS herein and in any schedule, statement, certificate, or document furnished or to be furnished by CHAMBERS to ARES pursuant to the provisions hereof or in connection with the transactions contemplated hereby taken as a whole do not and will not as of their respective dates contain any untrue statements of a material fact, or omit to state a material fact necessary to make the statements made not misleading.

                                    SECTION 5

                          INVESTIGATION; PRESS RELEASE

         5.1      Investigation.   Subsequent to  the  execution  of  this
Agreement of, ARES may complete its own independent investigation of the CHAMBERS Asset to confirm, among other things, the assets, liabilities, title, liens, operability, and status of business of the CHAMBERS Assets. In the event that this Agreement is terminated for any reason, ARES will return to CHAMBERS all documents, work papers, and other materials and all copies thereof obtained by ARES, or on its behalf, from CHAMBERS, whether obtained before or after the execution hereof, will not use, directly or indirectly, any confidential information obtained from CHAMBERS hereunder or in connection herewith, and will keep all such information confidential and not used in any way detrimental to CHAMBERS except to the extent the same is publicly disclosed by CHAMBERS.

         (b) CHAMBERS acknowledges that it has made an investigation of ARES, which has included, among other things, the opportunity of discussions with executive officers of ARES, and its accountants, investment bankers, and counsel. In the event of termination of this Agreement for any reason, CHAMBERS will deliver to ARES all documents, work papers, and other materials and all copies thereof obtained by it, or on its behalf, from ARES, whether obtained before or after the execution hereof and will not use, directly or indirectly, any confidential information obtained from ARES hereunder or in connection herewith, and will keep all such information confidential and not used in any way detrimental to ARES, except to the extent the same is publicly disclosed by ARES.

5.2 Press Release. ARES and CHAMBERS shall agree with each other as to the form and substance of any press releases and the filing of any documents with any federal or state agency related to this Agreement and the transactions contemplated hereby and shall consult with each other as to the form and substance of other public disclosures related thereto; provided, however, that nothing contained herein shall prohibit either party from making any disclosure that her or its counsel deems necessary.

                                    SECTION 6

                             BROKERAGE; OTHER COSTS

         6.1 Brokers and Finders. Except as set forth in Exhibit 6.1, neither ARES nor CHAMBERS, or any of their respective officers, directors, employees, or agents, has employed any broker, finder, or financial advisor or incurred any liability for any fee or commissions in connection with initiating the transactions contemplated herein. Each party hereto agrees to indemnify and hold the other party harmless against or in respect of any commissions, finder's fees, or brokerage fees incurred or alleged to have been incurred with respect to initiating the transactions contemplated herein as a result of any action of the indemnifying party.

         6.2 Other Costs. The parties agree that each party shall bear its own expenses incurred with in connection with this Agreement and the transaction provided for herein, including, but not limited to, fees of attorneys, accountants and other fees.

                                    SECTION 7

                       CLOSING AGREEMENTS AND POST-CLOSING

         7.1 Closing Agreements. On the Closing Date, the following activities shall occur, the following agreements shall be executed and delivered, and the respective parties thereto shall have performed all acts that are required by the terms of such activities and agreements to have been performed simultaneously with the execution and delivery thereof as of the Closing Date:

         (a) CHAMBERS shall have executed and delivered documents to ARES sufficient then and there to transfer legal and equitable title to the CHAMBERS Assets to ARES;

         (b) ARES shall have delivered to CHAMBERS the ARES Shares, consisting of an aggregate of Twenty Five Million (25,000,000) shares of ARES Common Stock in certificate denominations as presented by ARES, as defined in Section 2-Article 2.1-(b).

                                    SECTION 8

               CONDITIONS PRECEDENT TO ARES'S OBLIGATIONS TO CLOSE

         The obligations of ARES to consummate this Agreement are subject to satisfaction on or prior to the Closing Date of the following conditions:

         8.1 Representations and Warranties. The representations and warranties of CHAMBERS contained in this Agreement shall be true and correct in all material respects on and as of the Closing Date, and CHAMBERS shall have performed in all material respects all of its obligations hereunder theretofore to be performed.

         8.2 Other. The joint conditions precedent in Section 10 hereof shall have been satisfied and all documents required for Closing shall be acceptable to Counsel for ARES.

                                    SECTION 9

             CONDITIONS PRECEDENT TO ARES'S OBLIGATIONS TO CLOSE
             ___________________________________________________
         The obligation of CHAMBERS to consummate this Agreement is subject to the satisfaction on or prior to the Closing Date of the following conditions:

         9.1 Representations and Warranties. The representations and warranties of ARES contained in this Agreement shall be true and correct in all material respects on and as of the Closing Date, and ARES shall have performed in all material respects all of its obligations hereunder theretofore to be performed.

         9.2 Other. The joint conditions precedent in Section 10 hereof shall have been satisfied.

                                   SECTION 10

                           JOINT CONDITIONS PRECEDENT

         The obligations of ARES and CHAMBERS to consummate this Agreement shall be subject to satisfaction or waiver in writing by all parties of each and all of the following additional conditions precedent at or prior to the Closing Date:

         10.1     Other  Agreements.  All of the agreements  contemplated by
Section 7.1 of this Agreement shall have been executed and delivered, and all acts required to be performed thereunder as of the Closing Date shall have been duly performed, including, without limitation, completion of all exhibits to this Agreement.

         10.2 Absence of Litigation. At the Closing Date, there shall be no action, suit, or proceeding pending or threatened against any of the parties hereto by any person, governmental agency, or subdivision thereof, nor shall there be pending or threatened any action in any court or administrative tribunal, which would have the effect of inhibiting the consummation of the transactions contemplated herein.

                                   SECTION 11

                                 CONFIDENTIALITY

         11.1 ARES acknowledges that its directors, executive officers, employees, consultants, and affiliates have, and will, acquire information and materials from CHAMBERS concerning knowledge about the technology, business, products, strategies, customers, clients and suppliers of the CHAMBERS Assets and that all such information, materials and knowledge acquired, are and will be trade secrets and confidential and proprietary information of CHAMBERS, such acquired information, materials, and knowledge are hereinafter referred to as "Confidential Information." ARES, itself, and behalf of its directors, executive officers, employees, consultants, and affiliates, covenant to hold such Confidential Information in strict confidence, not to disclose it to others or use it in any way, commercially or otherwise, except in connection with the transactions contemplated by this Agreement and not to allow any unauthorized person access to such Confidential Information. Similarly, CHAMBERS acknowledges that its directors, executive officers, employees, consultants, and affiliates have, and will, acquire information and materials from ARES concerning knowledge about the technology, business, products, strategies, customers, clients and suppliers of ARES and that all such information, materials and knowledge acquired, are and will be trade secrets and confidential and proprietary information of ARES. CHAMBERS covenants to hold such Confidential Information in strict confidence, not to disclose it to others or use it in any way, commercially or otherwise, except in connection with the transactions contemplated by this Agreement and not to allow any unauthorized person access to such Confidential Information.

         11.2 The Confidential Information disclosed by the one party to the other shall remain the property of the disclosing party.

         11.3 ARES and CHAMBERS, and their respective directors, executive officers, employees, consultants, and affiliates, shall maintain in secrecy all Confidential Information disclosed to them by the party other using not less than reasonable care. ARES and CHAMBERS, and their respective directors, executive officers, employees, consultants, and affiliates shall not use or disclose in any manner to any third party any Confidential Information without the express written consent of the chief executive officer of the other party unless or until the Confidential Information is:

         (a)      publicly available or otherwise in the public domain; or

         (b)      rightfully obtained by any third party without restriction; or

         (c) disclosed by the other party without restriction pursuant to judicial action, or government regulations or other requirements.

         11.4 The obligations of under Sections 11.1, 11.2, and 11.3 of this Agreement shall expire one year from the date hereof.


                                   SECTION 12

                              CONDITIONS SUBSEQUENT

         12.1     Audit.   The parties  acknowledge  that pursuant to the rules
and regulations of the SEC, it may be required that an audit of the financial statements of CHAMBERS for his prior two fiscal years (the "CHAMBERS Audit") must be completed by an auditor acceptableto ARES and filed with the SEC within sixty-five (65) days following the Closing. The Sellers agree that CHAMBERS will cooperate and provide all needed information to complete the CHAMBERS Audit. If the CHAMBERS Audit is not completed in a timely manner to allow for filing of same with the SEC within the 65-day period, this Agreement will be mutually rescinded by the parties.

         12.2 Management Contract. The parties agree that following the Closing, Curtis Chambers; will then be employed by ARES as its Lead Developer, or other applicable title, as defined in the Consulting and/or Employment Agreement.

         12.3 Project Financing. For a period of twelve months, ARES agrees to provide up to $11,500.00 per month in project financing for the continued development of the Point of Sale software and related products. All financing must be approved by ARES on a month-to-month basis, dependent upon CHAMBERS' performance and successful progression of the Point of Sales software and/or project development.

                                   SECTION 13

                             TERMINATION AND WAIVER

         13.1 Termination. This Agreement may be terminated and abandoned on or before the Closing Date by:

         (a)      the mutual consent in writing of the parties hereto;

         (b) ARES, if the conditions precedent in Sections 8 and 10 of this Agreement have not been satisfied or waived by the Closing Date; and

         (c) CHAMBERS, if the conditions precedent in Sections 9 and 10 of this Agreement have not been satisfied or waived by the Closing Date.

         If this Agreement is terminated pursuant to Section 13.1, the parties hereto shall not have any further obligations under this Agreement, and each party shall bear all costs and expenses incurred by it.

                                   SECTION 14

                  NATURE AND SURVIVAL OF REPRESENTATIONS, ETC.

         14.1 Nature and Survival. All statements contained in any certificate or other instrument delivered by or on behalf of ARES or CHAMBERS pursuant to this Agreement or in connection with the transactions contemplated hereby shall be deemed representations and warranties by such party. All representations and warranties and agreements made by ARES or CHAMBERS in this Agreement or pursuant hereto shall survive the Closing Date hereunder until the expiration of the 12th month following the Closing Date.

                                   SECTION 15

                                  MISCELLANEOUS

         15.1 Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if written and delivered in person or sent by registered mail, postage prepaid, addressed as follows:

         to CHAMBERS:              Curtis Chambers
                                   3893 Camino Lindo
                                   San Diego, CA  92122


         To ARES:                  AmeriResource Technologies, Inc.
                                   Attention: Delmar Janovec
                                   3430 E. Russell Road
                                   Suite 317
                                   Las Vegas, NV  89120

or such other address as shall be furnished in writing by the appropriate person, and any such notice or communication shall be deemed to have been given as of the date so mailed.

         15.2 Time of the Essence. Time shall be of the essence of this Agreement.

         15.3 Costs. Each party will bear the costs and expenses incurred by it in connection with this Agreement and the transactions contemplated hereby.

         15.4 Entire Agreement and Amendment. This Agreement, all Exhibits hereto, and documents delivered at the Closing Date hereunder contain the entire agreement between the parties hereto with respect to the transactions contemplated by this Agreement and supersedes all other agreements, written or oral, with respect thereto. This Agreement may be amended or modified in whole or in part, and any rights hereunder may be waived, only by an agreement in writing, duly and validly executed in the same manner as this Agreement or by the party against whom the waiver would be asserted.
The waiver of any right hereunder shall be effective only with respect to the matter specifically waived and shall not act as a continuing waiver unless it so states by its terms.

         15.5 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to constitute an original and shall become effective when one or more counterparts have been signed by each party hereto and delivered to the other party.

         15.6 Governing Law. This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the State of Nevada.

         15.7 Attorneys' Fees and Costs. In the event any party to this Agreement shall be required to initiate legal proceedings to enforce performance of any term or condition of this Agreement, including, but not limited to, the interpretation of any term or provision hereof, the payment of moneys or the enjoining of any action prohibited hereunder, the prevailing party shall be entitled to recover such sums, in addition to any other damages or compensation received, as will reimburse the prevailing party for reasonable attorneys' fees and court costs incurred on account thereof (including, without limitation, the costs of any appeal) notwithstanding the nature of the claim or cause of action asserted by the prevailing party.

         15.8 Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, personal representatives, successors, and assigns, as the case may be.

         15.9 Captions. The captions appearing in this Agreement are inserted for convenience of reference only and shall not affect the interpretation of this Agreement.


         IN WITNESS WHEREOF, the parties hereto have executed this Purchase Agreement as of the day and year first above written.


AmeriResource Technologies, Inc.
A Delaware corporation


By:          /s/ Delmar Janovec
             -------------------------------
             Delmar Janovec, President & CEO


CURTIS CHAMBERS
An individual


By:          /s/ Curtis Chambers
             -------------------
             Curtis Chambers

        Attachment A - Legal Proceedings From ARES 10-K SB Filed 4/14/04

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

                                                                  EXHIBIT 10(ii)

                LEAD DEVELOPER & MANAGEMENT CONSULTING AGREEMENT

         THIS CONSULTING AGREEMENT ("Agreement") is entered into and effective as of this 18th Day of May 2004, by and between Curtis Chambers
(the "Consultant"), and AmeriResource Technologies, Inc., a Delaware corporation, (the "Company").

                               W I T N E S E T H:

         The parties agree as follows:

         1. The Company hereby agrees to employ the Consultant to render services to the Company during the Consulting Period, as that term is hereinafter defined, to serve as the Lead Developer and Management Consultant to certain of the Company's subsidiary, specifically, the Point of Sale Software division. The Consultant agrees to be employed on a full-time basis by the Company in such capacity and agrees that throughout the Consulting Period he will perform all such duties as shall be necessary for him to perform consistent with his positions or as shall be assigned to him. The Consultant further agrees to devote his best efforts to the performance and discharge of his duties and responsibilities. In such capacity, the Consultant shall not have the power, without prior approval of the Board of Directors of the Company (the "Board"), to incur on behalf of Company any business expenses.

         2. The Company agrees to pay Consultant, as full compensation for the services to be rendered by the Consultant hereunder, and the Consultant agrees to accept as full compensation the compensation package as outlined below in paragraph (a) and (b). Consultant will be responsible for Federal, state and local income taxes, FICA, FUTA and other legally required taxes and contributions. It is agreed that the Company's various subsidiaries are additionally bound by all provisions of this agreement, and shall be fully liable to pay any and all amounts due as noted in this agreement.

        (a) A salary during the Consulting Period at an annualized rate of $102,000.00, which compensation shall be payable in arrears in equal monthly installments of $8,500.

        (b)      No benefits will be provided.

         3.      Consulting Period.

        (a) The "Consulting Period" hereunder shall commence on the date hereof and shall terminate twelve months (12) from this date.

        (b)      Notwithstanding   paragraph  3(a),  the  Consulting  Period,
                 and  the  Consultant's   employment hereunder,  shall terminate
                 on such earlier date on which any of the following events occurs:

                  (i)      the death of  the  Consultant,
                  (ii)     the resignation of the Consultant,
                  (iii) the termination by the Board of the Consultant's employment with the Company for disability
                           (as hereinafter defined in (c),
                   or
                  (iv) the termination by the Board of the Consultant's employment with the Company, upon fifteen (15) days' prior written notice to the Consultant hereunder, for cause (as hereafter defined in (d).

          (c)     The   term "disability," as  used   herein   with   respect to
the   termination   of  the Consultant's  employment  with the  Company,  shall mean the Consultant's inability to perform effectively the substantial portion of his duties hereunder because of physical or mental disability for a cumulative period of 180 days in any consecutive twelve month period during the Consulting Period.

          (d) The term "cause," as used herein with respect to the termination of the Consultant's employment with the Company, shall mean any of the following: (i) willful and persistent failure or refusal to perform material, significant and appropriate obligations under this Agreement, with proper written notice having been given and time to make corrections;
(ii) the conviction of the Consultant for any felony; any other action of the Consultant that is reported in the general or trade press or otherwise achieves a general notoriety, involving conduct that is illegal, immoral or scandalous, and that materially reduces the value of the Consultant's services and significantly discredits the Consultant and the Company's business.

         4. All notices and other communications hereunder shall be given in writing by hand delivery or by registered or certified mail, return receipt requested, postage prepaid, addressed to the party to receive the same at its respective address set forth below, or at such other address as may from time to time be designated by either party to the other hereunder in accordance with this Section:

     If to the Consultant: Curtis Chambers
                           3893 Camino Lindo
                           San Diego, CA  92122
                           TEL: (619) 886-7390
                           FACSMILE: (619) 886-7390

     If to the Company:    AmeriResource Technologies, Inc.
                           3430 E. Russell Rd., Suite 317
                           Las Vegas, Nevada  89120
                           TEL: (702) 214-4249
                           FACSMILE: (702) 214-4221

         All such notices and communications hereunder shall be effective and deemed given, if mailed, when delivered, as evidenced by the acknowledgment of receipt issued with respect thereto by the applicable postal authorities, and, if delivered by hand, when received, as evidenced by the signed acknowledgment of receipt of the person to whom such notice or communication shall have been addressed.

         5. This Agreement constitutes the entire agreement of the parties hereto with respect to the Consultant's employment by the Company and supersedes and terminates all prior agreements, arrangements and policies between the Consultant and the Company, as well as all of it's majority owned subsidiaries, with respect to the subject matter hereof.

         6. No failure by either party hereto to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder by either party preclude any other or future exercise of that right or any other right hereunder by that party.

         7. In case any one or more of the provisions of this Agreement should be found to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

         8. This Agreement, and the respective rights, duties and obligations of the parties hereunder, shall be governed by and construed in accordance with the laws of the State of California.

         9.       The  rights  and   benefits   of  this   Agreement   shall
inure to the benefit of, and be enforceable by, the Company's successors and assigns. The rights and obligations of the Consultant under this Agreement may only be assigned with the prior written consent of the Company.

         10.  This   Agreement  may  not  be  amended,   terminated  or
superseded   except  by  an  agreement  in writing,  executed  by  the  Company and  the  Consultant.

         11.      The  Consultant  hereby   acknowledges   that,  in  connection
with his review of the terms and conditions of this Agreement, including, without limitation, the undertakings, restrictions and waivers set forth herein, he has had the opportunity to consult with and be represented by his own counsel, who may advise him concerning the execution and delivery of this Agreement by him.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be Duly executed on the date first above written.


AMERIRESOURCE TECHNOLOGIES, INC.



By:  /s/ Delmar Janovec
     -----------------------------
     Delmar Janovec-President & CEO



CONSULTANT

     /s/ Curtis Chambers
     -------------------
By:  Curtis Chambers

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

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: August 20, 2004

/s/ Delmar Janovec
---------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 20, 2004                     /s/ Delmar Janovec
                                           --------------------------
                                           Delmar Janovec
                                           Chief Executive Officer and Principal
                                           Financial Officer