Form 10QSB
period 2004-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2004-11-15
CIK 876490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

COMMISSION FILE NUMBER: 0-20033

AMERIRESOURCE TECHNOLOGIES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1084784 (I.R.S. Employer Identification No.)

3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120

(Address of Principal Executive Offices)

(702) 214-4249

(Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

On November 12, 2004, there were 925,130,739 outstanding shares of the issuer's common stock, par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

AMERIRESOURCE TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited

A S S E T S

	September 30	December 31,
	2004	2003

Current Assets:
Cash and Cash Equivalents	$ 16,352	$ 34,090
Notes receivable	51,065	52,436

Total Current Assets	67,417	86,526

Fixed Assets:
Leasehold Improvements	6,230	6,230
Office Equipment	4,904	-
Accumulated Depreciation	(169)	(130)

Net Fixed Assets	10,965	6,100

Other Assets:
Oil & Gas Properties	-	1,700,000
POS Software	162,500	-
Marketable securities	621	621

Total Other Assets	163,121	1,700,621

Total Assets	$ 241,503	$ 1,793,247

The accompanying notes are integral part of Consolidated Financial Statements.
L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y

	September 30	December 31,
	2004	2003

Current Liabilities
Accrued Expenses	112,659	-
Notes payable - Related Party	64,929
Notes payable -current portion	350,000	350,000

Total Current Liabilities	527,588	350,000

Non-Current Liabilities:
Commitments and contingencies	105,000	105,000

Total Other Liabilities	105,000	105,000

Total Liabilities	$ 632,588	$ 455,000

Stockholders' Equity

Preferred stock $.001 par value; authorized 10,000,000 shares; Class A, issued and outstanding, 131,275 shares	131	131
Preferred stock, $.001 par value; authorized 10,000,000 shares; Class B, issued and outstanding 177,012	177	177
Preferred stock, $.001 par value; authorized 1,000,000 shares; Class C, issued and outstanding 1,000,000	1,000	1,000
Preferred stock, $.001 par value; authorized 750,000 shares; Class C, issued and outstanding: 0.	-	-
Common Stock, $.0001 par value; authorized 1,000,000,000	78,689	78,689

Comprehensive loss on marketable securities	(6,792)	(3,108)
Additional paid in capital	17,077,092	16,080,426
Retained earnings	(17,541,382)	(14,771,694)

Total stockholder' equity	(391,085)	1,338,247

Total Liabilities and Stockholder's equity	$ 241,503	$ 1,793,247

The accompanying notes are integral part of Consolidated Financial Statements.

AMERIRESOURCE TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003

Net Service Income Consulting Income	$ -	$ 747,728	$ -	$ 1,617,173
	40,000	-	95,000	-

Revenues	$ 40,000	747,728	$ 95,000	1,617,173

Cost of Goods Sold	-	482,259	-	1,055,882

Gross Profit	40,000	265,469	95,000	561,291

Operating expenses
General and administrative expenses	20,367	166,153	86,558	374,360
Salaries	25,000	68,321	75,000	178,525
Legal & Professional	53,350	582,495	161,159	1,095,709
Consulting	359,176	-	841,127	-

Operating loss	(417,893)	(551,500)	(1,068,844)	(1,087,303)

Other Income (Expense):
Other Gains & Losses	$ (1,700,000)		$ (1,700,000)	165,884
Interest expense	(154)	(1,431)	(844)	(54,773)
Loss on marketable securities/Investments	-	-	-	-

Total other income (expense)	(1,700,154)	(1,431)	(1,700,844)	111,111

Net Income (loss) before income tax	(2,118,047)	(552,931)	(2,769,688)	(976,192)

Income Tax Provision (Note 7)	-	-	-	-

Net Income (loss)	(2,118,047)	(552,931)	(2,769,688)	(976,192)

Earnings per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average common shares	689,564,847	174,367,359	412,991,290	152,961,025
outstanding
AMERIRESOURCE TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Unaudited

	For the nine months ended
	September 30
	2004	2003

Reconciliation of net loss provided by (used in)
operating activities:

Net income (loss)	$ (2,769,688)	$ (976,192)

Non-cash items:
Depreciation	39	2,312
Non-cash services through issuance of stock	762,856	665,087

Changes in assets affecting operations (increase) / decrease
Accounts Receivable	-	13,427
Inventory	-	94,357
Notes Receivables	1,371	101,665

Changes in liabilities affecting operations increase / (decrease)
Accrued Expenses	112,659	1,254
Unearned Income	-	27,969
Accrued Interest	-	16,050
Other current liabilities	-	-

Net cash provided by (used in) operating activities	(1,892,763)	(54,071)

Cash flows from investing activities:
Purchase of Fixed Assets	(29,904)	(426)
Loss of Fixed Assets	1,700,000
Proceeds from sale of marketable securities	-	-

Net cash provided by (used in) investing activities	1,670,096	(426)

Cash flows from financing activities:
Proceeds from common stock	140,000	10,725
Proceeds from borrowing	64,929	39,459

Net cash provided by (used in) financing activities	204,929	39,459

Increase (decrease) in cash	$ (17,738)	$ (15,038)

Cash- beginning period	$ 34,090	$ 9,583

Cash- end of period	$ 16,352	$ (5,455)

NOTE 1 -- DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

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

NOTE 2 -- BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems Corp., and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period.

NOTE 3 -- INVESTMENT

A Stock Exchange Agreement was executed on September 17, 2004 and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 10,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business that has four franchises located in San Diego and Palm Springs, California, St. Louis, Missouri, and Miami, Florida, as EagleRider. EagleRider provides rental of Harley Davidson motorcycles and recreational equipment. This investment is being accounted for as a non-marketable equity investment by the Company.

A Purchase Agreement was executed on May 18, 2004 whereby the Company acquired the rights to the POS software and hardware, and a self-serve application for 25,000,000 shares from Curtis

NOTE 3- INVESTMENT (con't)

Chambers, the developer and soft-ware engineer. The software is used in the restaurant and fast food industry to allow customers to place their own orders whereby reducing labor expense for the business and offers a variety of improved management reports for the business owner. The product is exiting the development stage and will be marketable over the next few months.

On August 26, 2004, the Company entered into an agreement whereby it sold all of its 100% interest in its subsidiary Self-Serve Technologies, Inc. to RoboServer Systems Corp. In exchange, RoboServer Systems Corp. sold to the Company 25,000,000 shares of RoboServer Systems Corp. Common Stock and 6,500,000 shares of RoboServer Systems Corp. Super Voting Preferred Stock. Following the transaction, the Company owns approximately 99% of all of the voting rights in RoboServer Systems Corp. Self-Serve Technologies, Inc. is a developer of self-serve and point-of-sale technologies such as self-serve kiosks and order stations for use by restaurants and the fast-food industry. The purchase price was determined arbitrarily; however, the exchange represents a 100% for 99% exchange.

NOTE 4 -- STOCKHOLDERS' EQUITY

Common stock

During the third quarter of 2004, the Company issued a total of 253,714,048 shares of common stock:

191,653,806 shares of common stock were issued for consulting services valued at $326,426. These shares were valued at $.002 per share.

22,457,242 shares of common stock were issued for legal services valued at $39,823. These shares were valued at $.002 per share.

10,000,000 shares of common stock were issued for the extension of a note payable.

7,000,000 shares of common stock were issued pursuant to the acquisition of the acquisition of Eagle Rider.

13,513,000 shares of common stock were issued pursuant to a Subscription Agreement for a total of $25,000 in cash.

9,090,000 shares of common stock were issued pursuant to an option agreement whereby the options were exercised. A total of $10,000 in cash was received.

.

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

NOTE 5- NOTE PAYABLE

The Company had the following notes payable:

Note dated August 2, 2000, payable to American Factors, secured by 300,000 shares of the Company's common stock. The note bears interest at 15%.	350,000

Total notes payable	350,000

Less current portion	(350,000)

Long-term portion	$ -

Maturities of notes payable at September 30, 2004, are as follows:
2003	$ 350,000
2004
2005
Thereafter	$ 350,000

NOTE 6 -- GOING CONCERN UNCERTAINTY

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

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, auto, businessmen, and property casualty insurance meeting the standard limits that are customary in the industry. The Company does not presently have a general liability policy in effect, and has no operations performed by the Company that presently requires such insurance.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements after the date of this report to confirm such statements to actual results.

General

The Company's operations for the 3nd Quarter ending September 30, 2004 were conducted through its wholly owned subsidiaries, West Texas Real Estate and Resources, Inc. ("WTRER") and through its ownership of 40% of 449 Corporation ("449") and WDHQ, Inc. ("WDHQ") and RoboServer Systems Corp ("RSSC") and Self-Service Technologies, Inc. ("SSTI"). The Company continues to seek viable business entities that are compatible to the Company's overall strategic plans, are interested in going public for an exit strategy for their employees, and/or just becoming an operating subsidiary of a public company. In furtherance of this goal, subsequent to the second quarter ending June 30, 2004, the Company settled a material portion of its liabilities through the settlement of debt.

ROBOSERVER SYSTEMS CORP.

On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, Self-Serve Technologies, Inc. to RoboServer Systems Corp. In exchange, RoboServer Systems Corp. sold to the Company 25,000,000 shares of RoboServer Systems Corp. Common Stock and 6,500,000 shares of RoboServer Systems Corp. Super Voting Preferred Stock. The Company owns approximately 99% of the voting rights in RoboServer Systems Corp. Self-Serve Technologies, Inc. is a wholly owned subsidiary of RoboServer and is the developer of POS (point-of-sale) software and self-serve technologies for the self-serve kiosks and order stations for utilization by restaurants and the fast-food industry. The purchase price was determined arbitrarily with the exchange representing a 100% for a 99% ownership.

POINT OF SALES (POS) SOFTWARE AND SELF-SERVE TECHNOLOGY.

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

Curtis Chambers, the engineer and developer of our POS Software and Self Serve application, has assumed the positions of Lead Developer with Self-Serve Technologies, Inc., a wholly-owned subsidiary of RoboServer Systems Corp. and is currently nearing completing of some add on features to the software and Self-Serve and kiosk application which should be ready for commercial use by December 31, 2004.

General (continued)

449 and WDHQ CORPORATIONS

On September 17, 2003, the Company executed a stock for stock like exchange agreement, ("Agreement"), with Donald Herborn ("Herborn"), a 40% owner of four operating franchises of EagleRider, Inc. These franchises known as 449 and WDHQ are engaged in the business of providing rentals of Harley Davidson motorcycles and recreational equipment. Pursuant to the Agreement, the Company issued three million (3,000,000) shares of its restricted common stock equal to a value of $150,000 as a stipulated value of $.05 cents to Herborn and/or his assignees in exchange for Herborn's 40% equity in 449 and WDHQ. The Company further agreed to guarantee seventy-five percent (75%) of the shares at the stipulated value of $0.05 for a period of one year from the date of closing based on the 60 day moving average prior to the anniversary of Closing. If this 60 day average is less than the stipulated value the Company will issue additional common stock, but in no event shall the Company be required to issue more than an additional seven million shares to Herborn for a maximum total of Ten Million (10,000,000) shares of restricted common stock. Pursuant to the Agreement, the Company is also required to pay-off corporate debts of 449 and WDHQ, totaling no more than $60,000 to various vendors. In the first quarter of 2004, the Company executed an Addendum to the stock for stock like exchange with Donald Herborn and was allowed to make an initial payment at closing of $30,000 with the remaining $30,000 due on or before July 31, 2004 in lieu of this $60,000 debt payment. On February 7, 2004, the Company closed on the Herborn stock for stock like exchange agreement with stock being issued and the first payment of $30,000 being conveyed to Donald Herborn for the 40% equity in 449 & WDHQ Corporations. The Company made its second and final payment of $30,000 to Donald Herborn on or about July 30, 2004,

On September 17, 2003, the Company executed a Letter of Intent with Don and Charlene Swedo ("Swedos"), the majority owners (approximately 58%) of 449 & WDHQ, setting forth in principle the terms by which the Swedos would sell their ownership interests in 449 and WDHQ Corporations to the Company through a stock for stock like exchange agreement similar to the Herborn's Agreement. Additional, pursuant to the Letter of Intent, the Company would provide an additional $340,000 for the purpose of eliminating the debt of 449 and WDHQ and funding the expansion of one rental location. The Company continues to own 40% of 449 and WDHQ Corporations and is no longer in discussions with the Swedo's regarding their majority ownership position. The Company is in discussions with EagleRider, Inc. corporate office for other viable EagleRider franchise locations that maybe available for purchase.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

The oil lease that had been entered into by West Texas Real Estate and Resources on or about October 4, 1999 and then was acquired by the Company in July of 2000 expired pursuant to the terms of the lease on October 4, 2004. Therefore, the Company has reflected that adjustment to its balance sheet and income statement as of September 30, 2004.

The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, assets and profitability. The Company is concentrating on its modifications to the POS software and Self-Serve application technology presently being marketed through RoboServer Systems and Self-Serve Technologies, Inc. with the expectation of bringing the Self-Serve kiosk technology to market by the end of this calendar year. The Company will continue to search for other viable businesses to acquire that will assist in providing the necessary resources to reach a level of profitability.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine-month period ended September 30, 2004 as compared to the same period in 2003.

Revenues for the third quarter ended September 30, 2004 decreased to $40,000 from $747,728 in revenues for 2003. The operating loss decreased to $417,893 as compared to $551,500 in 2003.

The Company's net loss for the quarter ended September 30, 2004 increased to $2,118,047 from $552,931 in 2003. The Company's expenses for the third quarter ended September 30, 2004 as compared to 2003, are set forth below:

Expenses	Quarter ended 9/30/2004	Quarter ended 9/30/2003
General and Administrative	20,367	166,153
Consulting	359,176	[0]
Employee Salaries and Bonuses	25,000	68,321
Interest Expense	[0]	16,050
Legal and Professional	53,350	582,495
Total Expenses	417,893	551,500

The decrease in these expenses for the third quarter of 2004 as related to the same period for 2003 is primarily related to a decrease in General & Administrative expenses of $ 146,786.

Liquidity and Capital Resources

The Company's net cash used in operating activities for the nine-months ended September 30, 2004 increased to a negative ($1,892,763) from net cash used in operations of ($54,071) for the same period in 2003. This increase is mainly attributable to an increase in expense from non-cash services through the issuance of stock to $762,856 for the nine-months of 2004 from $665,087 for the nine-months of 2003, and a decrease in fixed assets from $1,700,621 for the nine-months ended September 30, 2003 to $163,121 for the nine-months ended September 30, 2004.

There was $1,670,096 in cash flow provided by investing activities for the nine-months ending, September 30, 2004 and $(426) for the same period in 2003.

There was $204,929 in cash flow provided by financing activities for the nine-months ending, September 30, 2004, as compared to $39,459 for the same period in 2003.

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

(b) Reports on Form 8-K. Form 8-K filed on August 31, 2004, which is

Incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

Dated: November 12, 2004

/s/ Delmar A. Janovec

Delmar A. Janovec
Chief Executive Officer and Principal
Financial Officer

Dated: November 12, 2004

INDEX TO EXHIBITS

EXHIBIT PAGE

NO. NO. DESCRIPTION

3(i) * Articles of Incorporation of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.).

3(ii) * Bylaws of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

* Form 8-K filed on August 31, 2004

31(i) 27 Certification of Chief Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i) 28 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Sec. 1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

\EXHIBIT 31(i)

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

Dated: November 12, 2004

/s/ Delmar A. Janovec

Delmar A. Janovec
Chief Executive Officer and Principal
Financial Officer

EXHIBIT 32 (i)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2004

/s/ Delmar A. Janovec

Delmar A. Janovec
Chief Executive Officer and Principal
Financial Officer