Form 10KSB
period 2004-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2005-04-15
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission file number: 0-20033
                        ---------

                        AmeriResource Technologies, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                   84-1084784
         --------                                   ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

            3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (702) 214-4249
                           -----------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                        -------------------------------
                        Common Stock ($0.0001 Par Value)

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

         The issuer's revenues for the year ended December 31, 2004, were $101,912.

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $669,254, based on the average bid and asked price for the common equity as of a specified date within the past 60 days. On April 6, 2005, the number of shares outstanding of the registrant's common stock, $0.0001 par value, was 37,921,580.

                                TABLE OF CONTENTS


PART I........................................................................ 3
         ITEM 1.  Description Of Business..................................... 3
         ITEM 2.  Description Of Property..................................... 6
         ITEM 3.  Legal Proceedings........................................... 6
         ITEM 4.  Submission Of Matters To A Vote Of Security Holders......... 7
PART II....................................................................... 8
         ITEM 5.  Market For Common Equity And Related Stockholder Matters.... 8
         ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation... 9
         ITEM 7.  Financial Statements........................................11
         ITEM 8.  Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure....................................12
         ITEM 8A. Controls And Procedures.....................................12
         ITEM 8B. Other Information...........................................12

PART III......................................................................12
         ITEM 9.  Directors And Executive Officers............................12
         ITEM 10. Executive Compensation......................................13
         ITEM 11. Security Of Certain Beneficial Owners And Management And
                  Related Stockholder Matters.................................14
         ITEM 12. Certain Relationships And Related Transactions..............16
         ITEM 13. Exhibits And Reports On Form 8-K............................16
         ITEM 14. Principal Accountant Fees and Services......................16

INDEX TO EXHIBITS.............................................................18
CERTIFICATIONS................................................................47

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

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

        As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company's operations during 2004 were conducted through its wholly owned, majority owned and controlled subsidiaries and businesses: RoboServer Systems Corp., ("RBSY"), Self-Serve Technologies, Inc., ("SSTI"), Net2Auction, Inc.,("NAI"), Net2Auction Corporation, ("NAC"), its ownership of 40% ownership in 449 Corporation ("449") and WDHQ, Inc. ("WDHQ") and West Texas Real Estate & Resources, Inc. ("WTRER"). Additionally, the Company has entered into a jointventure agreement with EagleRider De Cancun ("ERDC").

         Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base and achieve profitability. The Company has made a significant reduction in its liabilities in the approximate amount of $1,300,000 for the year ended December 31, 2004 or subsequent thereto. The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses or divestitures of our current subsidiaries if we obtain an attractive offer from possible suitors.

         As of April 6, 2005, the Company had a total of six full time employees and five part-time employees, working as consultants.

ROBOSERVER SYSTEMS CORP. (RBSY)

         On May 18, 2004, the Company's subsidiary, SSTI, purchased software and hardware system and self-serve system called Point of Sales ("POS") from Curtis Chambers, a software engineer and the owner and developer of the POS system, for twenty-five million (25,000,000) shares of the Company's restricted stock. As part of this transaction, Mr. Chambers assumed the position of Lead Developer with SSTI. The POS system offers a fully integrated system that includes all accounting features with emphasis on management tools/menus that offer various specialized reports for inventory and labor control. The self-serve system is a specialized application whereby, utilizing the POS software in a Kiosk application, management is provided the flexibility to reduce staffing requirements and lower the labor expenses for the restaurant. This application also allows the customer to order the food as well as pay in a much faster time period and lessens the possibility of having an incorrect order being made. The POS software and hardware system have been in commercial use since 2001 in southern California.

         On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, SSTI to RBSY. In exchange, RBSY sold to the Company 25,000,000 shares of RBSY common stock and 6,500,000 shares of RBSY preferred stock. RBSY is now developing the Company's self-serve and point of sale technologies. RBSY shares are quoted on the pink sheets under the stock symbol "RBSY." To learn more see www.roboservercorp.com.

NET2AUCTION, INC. (NAC)

         On December 2, 2004, the Company entered into an agreement whereby it sold its 100% interest in NAC to NAI. In exchange, NAI sold to the Company 25,000,000 shares of NAI common stock and 6,500,000 shares of NAI preferred stock. The Company had approximately 99% of the voting rights of NAI following the exchange.

         NAI is a leading operator of online auction drop off locations that allow people who cannot or do not want to sell online. NAI's relationship with EBay allows NAI to reach millions of potential buyers for our customers' unwanted goods. Currently, NAI operates twenty-seven (27) drop-off locations, with those locations being awarded a customer satisfaction rating exceeding 99%. To learn more see www.net2auction.com.

EAGLERIDER DE CANCUN (ERDC)

         On March 23, 2005, the Company announced the signing of a joint venture agreement with ERDC. ERDC is an established business that rents Harley-Davidson motorcycles to vacationers in the world-famous, year-round, coastal resort of Cancun, Mexico. Under the terms of the joint venture agreement, the Company is fully participating in the day-to-day operation of ERDC while gaining hands-on experience in ERDC's rental processes that have been established by the franchiser, EagleRider, Inc.

         The joint venture relationship allows the Company to continue its' due diligence process while learning key aspects of doing business in Cancun, Mexico. The Company is finalizing terms of the definitive agreement for acquiring ERDC.

ROYAL CASINO ENTERTAINMENT CORP. (RCH)

         On December 20, 2002, the Company and Royal Casino Holdings Corporation ("RCH") rescinded, ab intitio, an exchange agreement whereby the Company had acquired a majority interest in Royal Casino Entertainment Corp ("RCE"), which owned and operated the day cruise gaming boat, Royal Casino I, and the land lease on which the Royal Casino I docked adjacent to the Ambassador Hotel on the Intercostals Waterway in Hollywood, Florida. The Exchange Agreement was not closed until October 2, 2002. The primary delay in closing the Exchange Agreement was RCH's inability to procure sufficient working capital, which was not yet obtained by RCH as of closing but was expected to be obtained within ten
(10) days of closing. The Company and RCH executed an Addendum ("Addendum") to the Exchange Agreement on November 19, 2002, whereby RCH granted to the Company an option to rescind the Exchange Agreement in the event RCH was unable to maintain working capital sufficient to facilitate the operations of RCE and Royal Casino Cruises, LLC ("RCC").

         RCH was unable to procure and maintain sufficient working capital to support the operations of RCE and RCC, and the Company consequently exercised its option to rescind the Exchange Agreement by executing a Recission of Exchange Agreement with RCH on December 20, 2002.

         As additional consideration for the Recission of the Exchange Agreement, RCH, agreed to pay to the Company twenty percent (20%) on any and all proceeds or recovery obtained on behalf of RCE and /or RCC in connection with the lessor's breach of the agreement pursuant to which RCE leased the berth for its casino boat, the Royal Casino I, and its principal offices. However, the Company was made aware by a former principle of Royal Casino, the lawsuit that had been filed on behalf of Royal Casino, had been dismissed from the Court. Therefore, the Company has reflected this adjustment to its balance sheet and income statement for the fiscal year ended December 31, 2004.

JIM BUTLER PERFORMANCE, INC. (JBP)

         Jim Butler Performance, Inc. ("JBP") was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah") in exchange for One Million (1,000,000) shares of the Company's common stock. The agreement between WBI, Covah and the Company required all assets of JBP to be free and clear of all liens and any encumbrances.

         The Company was made aware of a lien, as disclosed in the Form 10-KSB for year ended 2002, in the approximate amount of $550,000 which had been apparently executed by the interim officers of JBP, Keith Warburton and Ronnie Hale, during the time frame WBI had purchased JBP from Jim & Joy Butler, and WBI's sale of JBP, to the Company. Therefore, on March 19, 2004, the Company notified WBI & Covah of their breaches and rescinded the acquisition of JBP. The stock that had been issued to WBI and Covah has been returned to the Company's treasury. Therefore, the Company has reflected the adjustment to its balance sheet and income statement for the fiscal year ended December 31, 2004.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.  (WTRER)

         The oil lease, which had been entered into by West Texas on or about October 4, 1999 and then was acquired by the Company in July of 2000 expired pursuant to the terms of the lease on October 4, 2004. Therefore, the Company adjusted its balance sheet and income statement during the third quarter of 2004.

449 CORPORATION (449) & WDHQ, INC. (WDHQ)

         On September 17, 2003, the Company and Donald Herborn executed a stock for stock like exchange agreement ("Exchange Agreement") whereby, Donald Herborn agreed to exchange his 40% equity interest in 449 Corporation as well as in WDHQ, Inc., both corporations being EagleRider franchises with four operating locations within the continental USA. EagleRider is the only company exclusively licensed by Harley Davidson Motor Corporation to rent Harley Davidson Motorcycles. The stock for stock like exchange agreement was closed on February 2, 2004. Since the Company is accounting for this transaction as an investment there was no recorded activities for revenues or expenses included in the financial statements for the fiscal year ended December 31, 2004, other than the acquisition costs. To learn more see www.eaglerider.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate office consists of approximately 380 square feet and is located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The office is subject to a three (3) year lease with an option for an additional two (2) years at $625 per month.

         The engineering and sales office of RBSY and SSTI consists of approximately 650 sq. ft. and is located at 1902 Wright Place, 2nd Floor, Carlsbad, California 92008. The office is subject to a twelve (12) month lease with an option to extend for an additional twelve (12) months at $2,150 per month.

         NAI's drop-off location consists of approximately 300 sq. ft. and is located within an existing, Post It Store, which is located at 255 G Street, San Diego, California, 90121. This drop-off location is subject to a month-to-month lease at $1,300 per month.

         NAC's management and sales office consists of approximately 350 sq. ft. and is located at 2535 Kettner Blvd., Suite 2-A5, San Diego, California, 90121. This office is subject to a month-to-month lease at $700 per month.

ITEM 3.           LEGAL PROCEEDINGS

         The following litigation involves the Company and its subsidiaries.

         American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended. The Settlement Agreement provided for the payment by the Company and Delmar Janovec ("Janovec") of certain obligations and judgments entered against the defendants. On February 28, 2005 American Factors Group, L.L.C. ("AFG") and the Company executed a fourth addendum of which the terms reached are as follows;

         1. AFG and the Company agreed that as of December 12, 2002, the amount owed by the Company and Delmar Janovec on the obligations was $363,713.19, and that interest has accrued on the obligations such that the amount owed on February 28, 2005 was $484,693.29.

         2. The Company will be assessed a default penalty of $55,975.03 for not meeting the terms set forth in the settlement agreement, the note, and the third addendum.

         3. The parties agree that from and after February 28, 2005 interest will accrue at the rate of 18% per annum, compounded monthly, until the obligations are paid in full.

         4. Notwithstanding any provision of the settlement agreement, the note or the previous addenda to the contrary, the obligations shall be due and payable on the sooner of one year from the effective date of this Fourth Addendum or 90 days following certain enumerated transactions. No payment shall be due on either the principal or interest of the obligations until such date.

         5. The parties acknowledge that on the effective date of the fourth addendum, The William R. Robins 1990 Family Trust No. 8 (the "Robins Trust"), as assignee of AFG, has received from the Company shares of the Company's common stock pursuant to the terms of the Settlement Agreement. The Company and Mr. Janovec agree that immediately following the effective date of this fourth addendum the Company will issue to the Robins Trust, in exchange for the shares of the Company common stock owned by the Robins Trust, one share of a Class E preferred stock of the Company (the "Class E Shares") for each four shares of the Company Common Stock then held by the Robins Trust.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 27, 2004 the Company submitted the following proposals to the Company's shareholders:

         1. To increase the number of shares of the Company's authorized common stock from 1,000,000,000 shares to 3,000,000,000 shares by amending the Company's Articles of Incorporation; and

         2. To grant the Board of Directors the discretionary authority to effectuate up to a 1-for-40 reverse split of the Company's common stock within one hundred eighty (180) days following November 28, 2004, the effective date of the resolution recommending the stock split adopted by the Board of Directors.

The following actions were authorized by the written consent of a majority of the holders of the Company's common and preferred stock. Such actions were taken by written consent on October 27, 2004. Those shareholders holding of 223,264,000 shares of common stock and 626,250,000 shares of preferred stock, both majorities, approved the actions.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "AMRE". The Common Stock had traded under the symbol "ARES" until the Company's shareholders effected a reverse stock split on or about December 17th, 2004. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2003 and 2004, which have been adjusted to reflect the December 17th, 2004 reverse stock split of one-for-forty (1-for-40). The quotations below reflect the reverse stock split of the Company's Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

         Year      Quarter      High             Low
         2004      First        $0.60            $0.18
                   Second       $0.20            $0.06
                   Third        $0.13            $0.02
                   Fourth       $0.09            $0.01

         Year      Quarter      High             Low
         2003      First        $0.014           $0.0025
                   Second       $0.008           $0.0015
                   Third        $0.01            $0.0028
                   Fourth       $0.007           $0.0045

Shareholders

         The Company is authorized to issue Three Billion (3,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock ("Preferred Stock"). As of April 6, 2005, there were approximately 1,242 shareholders of record holding a total of 37,921,580 shares of Common Stock, although management believes approximately 15,779 persons own our common stock beneficially, either of record or thru broker, bank or other nominee.

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

Preferred Stock

         No trading market currently exists for the Company's preferred stock. The Company has four (4) series of Preferred Stock, A, B, C, and D. As of April 6, 2004, there were fifteen (15) shareholders of record of the Company's Series A Preferred Stock holding a total of 131,275 shares. On April 6, 2005, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. On April 6, 2005, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares. On April 6, 2005, there was one (1) shareholder of record of the Company's Series D Preferred Stock holding a total of 250,000 shares. Each share of the Series A and B Preferred Stock may be converted by the holder into one share of Common Stock. The Series A and B Preferred Stock have liquidations value of $1.25 per share and have voting rights equivalent to one share of Common Stock. Dividends on the Series A and B Preferred Stock accrue quarterly at an annual rate of $0.125 per share.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following should be read in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Please see the Introductory Statement in Part I for further information relating to such forward looking statements.

Plan of Operation

         We generate shareholder value by buying, selling and managing companies. The Company is consistently receiving offers to buy new entities and sell our existing subsidiaries. We entertain all serious offers and all of our assets are available if we receive an attractive enough offer. The Company's 2004 acquisitions of Net2Auction and Roboserver represent the type of growth opportunities we are looking for in future transactions. The Company continues to search for other viable business entities that have operations with revenues and net profits that are in niche industries that would compliment the existing Companies.

         The Company's operations for 2004 were primarily affected through its wholly and/or majority owned and/or contolled subsidiaries and businesses, WTRER, RBSY, SSTI, NAI, NAC, and through its 40% ownership of 449 and WDHQ. Management has observed favorable market trends for RBSY's POS software and hardware. With more industries seeking out self-serve technologies to provide more efficient service to customers, management believes an expanding market is developing for the Kiosk software. Additionally, Management is encouraged by the prospect of market expansion opportunities for NAI drop-off sites. The NAI currently has 27 drop-off locations and management expects this number to increase over the course of 2005.

         The Company can sustain its cash requirements without raising additional funds for the next six months. The Company is not undertaking financing activities presently, however, certain subsidiaries are in the process of raising funds. The Company believes its efforts are best directed towards managing its subsidiaries and seeking out new business opportunities. As the Company is providing management services to its subsidiaries, the Company is in the process of entering into formal management fee agreements with its subsidiaries. Further, the Company is attempting to settle as much debt from the balance sheet as possible. As such, the Company entered a settlement agreement with Mr. Delmar Janovec whereby Rule 144 restricted common stock was issued to Janovec in exchange for the retirements of the $1,217,773 debt the Company owed Janovec.

         The Company does not expect any significant changes in the number of employees.

Results of operations

         Revenues for the fiscal year ended December 31, 2004 increased to $101,912 from $62,000 in revenues for 2003. The operating loss increased to $670,422 as compared to $637,062 in 2003 as a result in an increase of Legal and Professional expenses from $84,660 for the year ended December 2003, to 94,136 for 2004 and an increase in consulting expenses from $367,497 for the year end December 31, 2003 to $511,439 in 2004.

         The Company's net loss increased dramatically to a net loss of $2,518,536 from a net loss of $724,714 in 2003. The increase in net loss resulted from the write off of the WTRER lease in the amount of $1,700,000.

                      -------------------------- ----------------- -------------
                      Expenses                         2004              2003
                      -------------------------- ----------------- -------------
                      -------------------------- ----------------- -------------
                      General and Administrative     $66,759          $146,905
                      -------------------------- ----------------- -------------
                      -------------------------- ----------------- -------------
                      Consulting                    $511,439          $367,497
                      -------------------------- ----------------- -------------
                      -------------------------- ----------------- -------------
                      Employee Salaries and Bonuses $100,000          $100,000
                      -------------------------- ----------------- -------------
                      -------------------------- ----------------- -------------
                      Interest Expense             $(109,114)         $(26,540)
                      ------------------------------------------- -------------
                      Legal and Professional         $94,136           $84,660
                      ------------------------- ----------------- -------------
                      ------------------------- ----------------- -------------

Liquidity and capital resources

         The Company's current assets as of December 31, 2004 were $24,964. This amount is in cash and a note receivable. Other assets include the investment in EagleRider in the amount of $71,500 and marketable securities in the amount of $138,121.

         For the year ended December 31, 2004, the Company' account payable were $973. The Company had notes payable to related parties in the amount of $19,736 and accrued interest totaling $109,114.

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

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year-ended December 31, 2004 are attached hereto beginning on page F-1.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                -----------------

                                DECEMBER 31, 2004

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm .....................F-3

Financial Statements:
    Consolidated Balance Sheet...............................................F-4
    Consolidated Statements of Operations....................................F-5
    Consolidated Statement of in Stockholders' Equity........................F-6
    Consolidated Statements of Cash Flows....................................F-7
    Notes to Consolidated Financial Statements........................F-8 - F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
And Board of Directors
Of AmeriResource Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2003 and 2004, in conformity with United States generally accepted accounting principles.

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


                                                     /s/Clyde Bailey P.C.
                                                     -----------------------


San Antonio, Texas
March 28, 2005

                        AMERIRESOURCE TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                December 31, 2004

                                     ASSETS
Current Assets:
              Cash                                      8,029
              Notes receivable                         16,935
                                             -------------------------

              Total current assets                                        24,964

Fixed Assets
              Leasehold improvements                    7,442
              Accumulated depreciation                   (411)
                                             -------------------------

              Net fixed assets                                             7,031


Other Assets
              Investment in Eagle Rider                71,500
              Marketable securities                   138,121

                                             -------------------------

              Total other assets                                        209,6211
                                                             -------------------

Total Assets                                                             241,616
                                                             ===================

                                   LIABILITIES
Current Liabilities
              Accounts payable                            973
              Notes payable                           422,932
              Accrued interest                        109,114
              Note payable - related party             19,736
                                             -------------------------

              Total current liabilities                                  552,755

              Commitments and contingencies                              105,000
                                                             -------------------

              Total liabilities                                          657,755
                                                             -------------------

Stockholders' equity
              Preferred stock, $.001 par value;           131
                authorized, 10,000,000 Shares;
                Class A, issued and outstanding,
                131,275 shares
              Preferred stock, $.001 par value;           177
                authorized, 10,000,000 Shares;
                Class B, issued and outstanding,
                177,012 shares
              Preferred stock, $.001 par value;         1,000
                 authorized, 1,000,000 Shares;
                 Class C, issued and outstanding,
                 1,000,000 shares
              Preferred stock, $.001 par value;           250
                 authorized, 750,000 Shares; Class
                 D, issued and outstanding 250,000
              Common Stock, $.0001 par value;
                 authorized, 3,000,000,000 Shares;
                 issued and outstanding, 30,276,416
                 shares                                 3,027
              Comprehensive loss on marketable
                 securities                            (3,108)
              Additional paid in capital           16,872,614
              Retained earnings                   (17,290,230)
                                            -------------------------

              Total stockholder' equity              (416,139)
                                                  -------------------

Total Liabilities and Stockholder's equity            241,616
                                                  ===================

                        AMERIRESOURCE TECHNOLOGIES, INC.
                      Consolidated Statement of Operations


                                                      For the year ended          For the year ended
                                                       December 31, 2004           December 31, 2003
                                                  --------------------------    ----------------------

Revenues                                                   101,912                    62,000

Cost of goods sold                                               -                         -
                                                  --------------------------    ----------------------

                    Gross profit                           101,912                    62,000

Operating expenses
                    General and administrative              66,759                   146,905
                    Salaries                               100,000                   100,000
                    Legal & professional                    94,136                    84,660
                    Consulting                             511,439                   367,497
                                                  --------------------------    ----------------------

Operating loss                                            (670,422)                 (637,062)


Other income (expense)
                    Rent income                              1,000                         -
                    Interest expense                      (109,114)                  (26,540)
                    Rescission of Subsidiary                     -                   (61,112)
                    Loss on write down of assets        (1,700,000)                        -
                    Write-down of note receivable          (40,000)                        -
                                                  --------------------------    ----------------------
Total other income (expense)                            (1,848,114)                  (87,652)

Net loss before income tax                              (2,518,536)                 (724,714)

Income tax provision                                             -                         -
                                                  --------------------------    ----------------------

Net income (loss)                                       (2,518,536)                 (724,714)
                                                  ==========================    ======================

Earnings (Loss) per share                                    (0.01)                    (0.01)
                                                  ==========================    ======================


Weighted average common shares outstanding
                                                  ==========================    ======================





                                                                    AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                Consolidated Statement of Stockholders' Equity

                                    $.0001 Par Value                                               Accumulated
                                     Common Stock         Preferred Stock               Additional    Other
                                        Number                Number   $.001 Par Value  Paid-In  Comprehensive  Accumulated
                                      of Shares    Amount   of Shares  Preferred Stock  Capital  Income/(Loss)   Deficit       Total
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------


Balance at December 31, 2002          1,479,105        $148  1,329,621      $1,330    $14,433,416   $(3,108)$(14,046,980) $384,806

Shares issued:
Consulting services                   2,088,208         209                               364,787                           364,996
Legal services                          467,500          47                                84,613                            84,660
Extension/modification of note           49,217           5                                    (5)                               (0)
Options Exercised                        41,250           4                                10,721                            10,725
Shares issued for note payable
and related interest payable          3,703,575         370                             1,217,273                         1,217,643
Net income for the year ended                                                                                   (724,714)  (724,714)
Total Comprehensive income (loss)                                                                         -

Balance at December 31, 2003          7,828,854        $783  1,329,621      $1,330    $16,110,805    (3,108)$(14,771,694) $1,338,116
                                  ==================================================================================================
                                  ==================================================================================================

Shares issued:
Consulting services                  12,062,604       1,206    228,666                    380,682                            382,116
Legal services                        1,048,617         105        228                     94,038                             94,143
Extension/modification of note          453,475          45                                   (45)                                 -
Options Exercised                       227,250          23                                   (23)                                 -
Investment in Eagle Rider               250,000          25                                71,475                             71,500
Subscription Agreement                1,206,575         121                                  (121)                                 -
Reduction of Notes Payable            5,000,000         500                                99,500                            100,000
Net income for the year ended                                                                                 (2,518,536)(2,518,536)
Fractional shares, rounding from
 splits                               2,199,041         219                               116,303                            116,522

Balance at December 31, 2004         30,276,416       3,027  1,558,287      $1,558    $16,872,614    (3,108) (17,290,230) $(416,139)
                                   =================================================================================================
                                   =================================================================================================

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003



                                                                       2004            2003
                                                                 --------------- -----------------
Reconciliation of net loss provided by (used in)
operating activities:
Net Income (Loss)                                                    (2,518,536)      (724,714)
Non-cash items:
     Depreciation and amortization                                          281             52
     (Gain)/Loss on write down of note (Related Party)                1,700,000
     Rescission of Subsidiary                                                          266,589
     Non-cash services through issuance of stock                        746,517        449,657

Changes in assets affecting operations - (increase) decrease
     Accounts receivable
     Inventory
     Notes receivables                                                   35,370         22,198

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable                                                       973
     Accrued payroll and related
     Income Tax Payable
     Accrued interest                                                   109,114              -
                                                                  --------------- ----------------

Net cash provided by (used in) operating activities                      73,719         13,782
                                                                  --------------- ----------------

Cash flows from financing activities:
     Write-off of Debentures/Notes                                            -              -
     Proceeds from issuance of stock                                          -         10,725
     Increase in note payable                                            72,932              -
     Repayment of debt                                                 (100,000)             -
                                                                  --------------- ----------------

Net cash provided by (used in) financing activities                     (27,068)        10,725
Cash flows from investing activities:
     Investment in Eaglerider                                           (71,500)

     Purchase of Fixed Assets                                            (1,212)             -
     Proceeds from sale of marketable securities                              -              -
                                                                  --------------- ----------------

Net cash provided by (used in) investing activities                     (72,712)             -
                                                                  --------------- ----------------

Increase (decrease) in cash                                             (26,061)        24,507
Cash - beginning of period                                               34,090          9,583

Cash - end of period                                                      8,029         34,090
Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares                                 -              -
Debt paid through issuance of stock                                     100,000    150,111,675
Stock issued for services                                               581,136    102,222,300


               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

1.       Summary of significant accounting policies
         --------------------------------------------

         Nature of business and business combinations

         AmeriResource Technologies, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc. In February 2002, the Company agreed to a 100 to 1 reverse split of the common stock. On October 27, 2004 a majority of the shareholders of the Company voted to effectuate a 40 to 1 reverse split of the common stock that became effective on December 17, 2004. These financial statements retroactively reflect the reverse split in the financial statement and these notes.

         On July 19, 2000 the Company acquired all of the outstanding stock in West Texas Real Estate and Resources', Inc. (West Texas) for a convertible note payable in the amount of $1,700,000. West Texas owned the rights to certain leased oil rights that had a value exceeding $10,000,000 which had been reflected in a certified audit report issued to West Texas for the leased oil rights. The lease that had been entered into in October of 1999 by the Company was for a period of five years which expired on October 4, 2004, pursuant to the terms of the lease. Therefore, the Company wrote off the lease in the amount of $1,700,000 as of October 4, 2004.

         On September 30, 2001, the Company acquired all the outstanding stock of Jim Butler Performance, Inc. (Jim Butler) in exchange for 100,000,000 shares of common stock valued at $450,000. Jim Butler manufactures custom automobile motors. This agreement was rescinded effective December 31, 2003 therefore; the Company reflected this adjustment in the statements as of December 31, 2003.

         A Stock Exchange Agreement was executed on September 17, 2003 and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 10,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business that has four franchises located in San Diego and Palm Springs, California, St. Louis, Missouri, and Miami, Florida, as EagleRider. EagleRider provides rental of Harley Davidson motorcycles and recreational equipment. This investment is being accounted for as a non-marketable equity investment by the Company.

         A Purchase Agreement was executed on May 18, 2004 whereby the Company acquired the rights to the POS software and hardware, and a self-serve application for 25,000,000 shares of R-144 common stock from Curtis Chambers, the developer and soft-ware engineer. The software is used in the restaurant and fast food industry to allow customers to place their own orders whereby reducing labor expense for the business and offers a variety of improved management reports for the business owner. The product is exiting the development stage and will be marketable over the next few months.

               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         On August 26, 2004, the Company entered into an agreement whereby it sold all of its 100% interest in its subsidiary Self-Serve Technologies, Inc. to RoboServer Systems Corp. In exchange, RoboServer Systems Corp. transferred to the Company 25,000,000 shares of RoboServer Systems Corp. Common Stock and 6,500,000 shares of RoboServer Systems Corp. Super Voting Preferred Stock. The Super Voting Preferred stock was subsequently issued to an officer and director of the Company, and a consultant for services rendered in connection with the transaction. Following the transaction, the Company owns less than 50% of all of the voting rights in RoboServer Systems Corp. Accordingly, the Company accounts for the stock ownership as a marketable security. RoboServer Systems Corp. is a developer of self-serve and point-of-sale technologies such as self-serve kiosks and order stations for use by restaurants and the fast-food industry. The purchase price was determined arbitrarily; however, the marketable securities are currently trading, and will be accounted for as marketable securities available for sale in the future.

         On December 2, 2004, the Company entered into an agreement whereby, it sold all of its 100% interest in its subsidiary, Net2Auction Corporation, to Net2Auction, Inc. In exchange, Net2Auction, Inc. transferred to the Company 25,000,000 shares of Net2Auction, Inc. Common Stock and 6,500,000 shares of Net2Auction, Inc. SuperVoting Preferred Stock. Following the transaction, the Company owns approximately 99% of all of the voting rights in Net2Auction, Inc. Net2Auction, Inc. is a licensed and authorized reseller to eBay where it operates online auction drop-off locations with strategic partnerships that allow customers to make money by selling their surplus possessions while saving them time with no hassles.

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

               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Principles of consolidation

         The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., Net2Auction, Inc., Net2Auction Corporation, and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

         Cash and cash equivalents

         For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

         Property, Plant and Equipment

         The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2004 and 2003, was $ 281and $52, respectively.

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

               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


1.       Summary of significant accounting policies (continued)
         -------------------------------------------------------

         Income tax

         For the years ended December 31, 2004 and 2003, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

         Recent Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandeling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

         Recent Accounting Pronouncements

         The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had not had any stock-based compensation awards. Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.       Related party transactions
         ---------------------------

         At December 31, 2004 and 2003, the Company had notes payable to officers, a former officer and other stockholders. These notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest that the Company paid by issuing stock.

         The Company also issued Super Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

         An officer of the Company loaned $19,736 to the Company during the year ended December 31, 2004. The note is payable on demand, and is non-interest bearing.

               AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



3.       Notes receivable
         -----------------

         Notes  receivable from First Americans
         Mortgage Corp,  bearing interest at the
         prime rate, principal and interest payable on demand.       6,065

         Notes  receivable from RoboServer  Systems Corp.           10,870
         bearing interest at the prime rate, principal and
         interest payable on demand.
                                                                ----------------

         Total Notes Receivable - Other                             16,935

         Less current portion                                      (16,935)
                                                               -----------------

         Total Notes Receivable                                     $    -
                                                               =================


4.      Notes payable
        ----------------

         The Company had the following notes payable:
         Others:
             Related party note, payable on demand,
             non-interest bearing                                   19,736

             Note dated  August  31,  1998,  and  amended
             effective  in the fourth  quarter  of 2004
             payable  to  American  Factors in the original
             amount of $430,924,  secured by 300,000 shares
             of the Company's common stock The note bears
             interest at 18%.                                      422,932
                                                              ------------------
                            Total notes payable                    442,668
                            Less current portion                  (442,668)
                            Long-term portion                       $    -
                                                              ==================

     Maturities of notes payable at December 31, 2004, are as follows:

             Year Ended
            December 31,
          -----------------
               2005                    442,668
               2006                        -0-
               2007                        -0-
               2008                        -0-
               2009                        -0-
            Thereafter                     -0-
                                  ------------------

                                  $     422,932
                                  ==================

                AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

5.       Stockholders' equity
         ---------------------

         Common stock

         The Company increased its authorized shares from 1,000,000,000 to 3,000,000,000 during 2004. In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During 2004, the Company issued the following shares of common stock:

         1. 12,062,604 shares of common stock were issued for consulting services valued at $696,420. These shares were valued between $0.004 and $0.20 per share.

         2. 453,475 shares of common stock were issued for the extension and modification of a note payable.

         3. 1,048,617 shares of common stock were issued for legal services valued at $94,142. These shares were valued between $0.004 and $0.20 per share.

         4. 227,250 shares of restricted common shares were issued as a result of options being exercised for a total of $10,000 in cash.

         5. 1,206,575 shares of common stock were issued pursuant to a subscription agreement in exchange for $130,000 in cash.

         6. 250,000 shares issued for investments valued at $209,000. These shares were valued between $0.22 and $0.28 per share. The investment was written down to $71,500.

         7. 5,000,000 shares were issued for reduction in a note payable in the amount of $100,000 to a related party.


         During 2003, the Company issued the following shares of common stock:

         1. 2,088,208 shares of common stock were issued for consulting services valued at $364,997. These shares were valued between $0.16 and $0.24 per share.

         2. 49,217 shares of common stock were issued for the extension and modification of a note payable.

         3. 467,500 shares of common stock were issued for legal services valued at $84,660. These shares were valued between $0.16 and $0.24 per share.

         4. 41,250 shares of restricted common shares were issued as a result of options being exercised for a total of $10,725 in cash.

         5. 3,703,575 shares issued to related party in exchange for a note payable and related interest payable in the amount of $824,143 and $393,590 respectively.

                AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

         During the fourth quarter of 2004 the Company amended a note payable that included the issuance of a new class E preferred at the rate of one share of Series E Stock for each four shares of ARET Common Stock held by the note holder. The Series E Stock can be redeemed by the Company at the rate of .50 (fifty cents) per share. The Series E Stock can be converted into Common Stock at the rate of $.50 (fifty cents) divided by the 50% f the average closing price of the Common Stock on the five business immediately preceding the delivery of notice of exercising the right of conversion.

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

                AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


5.       Stockholders' equity (Continued)
         ---------------------------------

         Delmar Janovec exchanged the dividends owed in the approx. amount of $1.6 million for the 1,000,000 shares of Class C Preferred Stock that was established in February 2002. There would be nothing owed to DAJ as of the date of conversion. However, there would be some owed to the other Holders of A & B Classes, and to DAJ subsequent to the exchange.

6.       Income tax
         ------------

         No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

         The Company has available for income tax purposes, a net operating loss carryforward of approximately $17,000,000 expiring from 2004 to 2024, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

         The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

         All of the net operating losses carryforward of approximately $14,000,000 is subject to significant recognition limitations due to the merger with Tomahawk.

7.       Other commitments and contingencies
         ------------------------------------

         The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

         The Company is currently covered adequately for business insurance, auto and workmen's compensation insurance meeting the standard limits that are customary in the industry. The Company has historically been able to secure general liability, business, workmen's compensation and auto insurance meeting the standard requirements. The Company did not carry general liability insurance for the year 2004 as the operations did not require coverage for this specific insurance. However, the present operations will require general liability coverage therefore; the Company is currently in the process of seeking this coverage with their current insurance carrier.

                AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

7.       Other commitments and contingencies (Continued)
         ------------------------------------------------

         JBP was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah"). The Company recently learned of a promissory note in the amount of between $350,000 and $550,000 that was apparently executed by interim management of JBP in the few days between WBI's purchase of JBP from Jim Butler, and WBI's sale of JBP to the Company. This apparently has resulted in a lien being placed on JBP's assets. As the agreement between WBI, Covah, and the Company required that the Company acquire JBP from WBI and Covah free and clear of any encumbrances. The Company was unable to resolve this material misrepresentation therefore, notified WBI and Covah, LLC on March 19, 2004 they were in breach of the contract, and the contract was being rescinded pursuant, to the terms of the agreement.

         American Factors Group, LLC filed suits against the Company and certain subsidiaries for breach of contract and fraud I the extension of credit in a factoring agreement. An arbitrator was appointed and a hearing was held in July of 1998. As a result of this arbitration proceeding, the Company executed a settlement and release agreement whereby, it agreed to pay $422, 066 in exchange for dismissal of all claims against it and certain of its subsidiaries. The amount is to be paid by the Company in weekly payments of not less than $2,500 which has been modified both orally and in writing several times since August 10, 2000. The Company has modified the terms of the original agreement on or about February 28, 2005 which states that the note payable at December 31, 2004 is $422,932 plus accrued interest of $109,114 and bears interest at 18% and is payable in one year.

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

                AmeriResource Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



8.       Marketable securities
         -----------------------

         At December 31, 2004 marketable equity securities are stated at their lower of aggregate cost or market value. The Company has marketable securities available for sale. No other investments in trading or held-to-maturity marketable securities exist as of December 31, 2004.

                                                                       2004
                                                                    ------------

         Marketable securities available for sale:
         124,326 shares of restricted common stock,
         Oasis Hotels and Casino International (formerly
         Flexweight Corporation)                                            621

         RoboServer  Systems  Corp. at December 31, 2004 no market
         had been  established, so the investment was carried at        137,500
         cost.
                                                                     -----------

                      Total marketable securities
                                                                        138,121
                                                                     ===========


9.       Going concern uncertainty
         --------------------------

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

         It is management's opinion that the going concern basis of reporting its financial condition and results of operations are appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
         Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

         There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

         Name                Age    Position(s) and Office(s)
         -------            -----   --------------------------
         Delmar Janovec      56     President, Chief Executive Officer and
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

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Delmar Janovec who filed a Form 4 late on June 21, 2004.

Code of Ethics

         The Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior officers. A copy of our Code of Ethics is attached hereto as an exhibit. Shareholders may also request a free copy of the Code of Business Conduct and Ethics from:

                        AmeriResource Technologies, Inc.
                        Attention: Investor Relations
                        3440 E. Russell Road, Suite 217
                        Las Vegas NV 89120

To date, there have been no waivers under the Code of Business Conduct and Ethics.

ITEM 10.          EXECUTIVE COMPENSATION

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2004, 2003 and 2002. The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

                           SUMMARY COMPENSATION TABLES

                                      ------------------------------------------
                                                   Annual Compensation
                                      ------------------------------------------
--------------------------------------------------------------------------------
          Name and                                               Other Annual
     Principal Position        Year     Salary ($)    Bonus ($) Compensation ($)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Delmar Janovec, President     2004    $100,000 (1)    0(2)          -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Delmar Janovec, President     2003    $100,000 (1)    0             -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Delmar Janovec, President     2002    $100,000 (1)    0             -0-
--------------------------------------------------------------------------------

(1) Delmar Janovec has accrued, but not been paid, an annual salary since 1996. Mr. Janovec was issued shares of the Company's Common Stock and preferred stock.
(2) In exchange for accrued salary, Delmar Janovec was issued 6.5 million shares of RBSY preferred stock.

                                   ------------------------------------------------------------
                                                    Awards                         Payouts
                                   ------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                       Restricted       Securities Underlying     LTIP Payouts      All Other
    Name and Principal                   Stock                 Options/               ($)          Compensation
         Position            Year     Award(s)($)              SARs(#)                                 ($)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Delmar Janovec, President    2004         -0-                    -0-                  -0-              -0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Delmar Janovec, President    2003        - 0 -                  - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Delmar Janovec, President    2002        - 0 -                  - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------

Compensation of Directors

         The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information concerning the ownership of the Company's Common Stock as of April 6, 2005, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of April 6, 2005, there were 37,921,580 shares of Common Stock issued and outstanding.

---------------------------- ----------------------------------------- --------------------------- -----------------
      Title of Class                   Name and Address of                Amount and Nature of        Percent of
                                         Beneficial Owner               Beneficial Ownership(1)        Class(1)
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------
                                  Executive Officers & Directors
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------
 Common Stock ($0.0001 par              Delmar Janovec (2)
          value)                  3440 E. Russell Rd., Suite 217               204,458,887(3)         85.9% (4)
                                     Las Vegas, Nevada 89120
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock           Directors and Executive Officers as a
    ($0.0001 par value)                       Group                            204,458,887            85.9%
                                          (1 individual)
---------------------------- ----------------------------------------- --------------------------- -----------------

         (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
         (2) Please note that this shareholder owns preferred stock as more fully described in the following table. (3) Includes 200,000,000 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert his 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value ($2.00) of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion, which for the purposes of this table is constructively April 1, 2005, and 3,125,000 shares of Common Stock which Janovec owns indirectly by his Spouse or in a Trust that is in his Spouse's name.
         (4) Percentage is based upon the total 37,921,580 outstanding shares of Common Stock combined with the 204,458,887 shares of Common Stock beneficially owned by Janovec.

         The following table sets forth, as of April 6, 2005 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

-------------------------- ----------------------------------------- ------------------------------ ----------------
Series of Preferred Stock            Name and Address of                   Number of Shares           Percent of
                                       Beneficial Owner                 Beneficially Owned (1)         Class (1)
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series B                       Tibor L. Nemeth
                                    165 North Aspen Avenue
                                   Azusa, California 91702                    177,012 (2)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series D                         Rod Clawson
                                    7049 S. Piccadilly St.
                                    Aurora, Colorado 80016                    250,000 (4)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
                               Executive Officers and Directors
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series C                        Delmar Janovec
                                3430 E. Russell Rd., Suite 317
                                   Las Vegas, Nevada 89120                   1,000,000 (3)               100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           All Executive Officers & Directors as a
                                            Group                              1,000,000                 100%
-------------------------- ----------------------------------------- ------------------------------ ----------------

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2004, the Company was indebted to its president, Delmar Janovec, in the amount of $19,736.

         Effective December 31, 2004, the Company transferred the 6.5 million shares of RBSY preferred stock to Delmar Janvoec, as partial payment for the salary that had been accrued on the books for the fiscal year ended December 31, 2004.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $8,450 and $6,500, respectively.

Audit-Related Fees

Clyde Bailey, PC did not render any professional assurance or related services for the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees

Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2003 or 2004. The fees associated for the preparation of the 2004 and 2003 corporate tax returns were approximately $1,350, and $750 respectively.

All Other Fees

The aggregate fees billed by Clyde Bailey, PC for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2004 and 2003, respectively.

We do not have an Audit Committee, although we are pursuing with all diligence persons who meet the standards of NASDAQ.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2005.

                                                AmeriResource Technologies, Inc.

                                               /s/ Delmar Janovec
                                               --------------------------------
                                               Delmar Janovec, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date

/s/ Delmar Janovec
---------------------   President, Chief Executive Officer        April 15, 2005
Delmar Janovec          Principal Financial Officer,
                        Principal Accounting Officer
                        and Sole Director

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

3(ii)         *          Bylaws of the Company. (Incorporated by reference from
                         the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10(i)         19         Acquisition and Stock Exchange Agreement between the
                         Company and Roboserver Systems Corp. dated August 26,
                         2004

10(ii)        27         Acquisition and Stock Exchange Agreement between the
                         Company and Net2Auction, Inc. dated December 2, 2004.

10(iii)       35         Fourth Addendum Settlement and Release Agreement
                         between the Company and American Factors Group, LLC dated February 28, 2005.

14            37         Code of Ethics adopted by the Company.

21            46         Subsidiaries of Registrant

31(i)         47         Certification of Chief Executive Officer under Section
                         302 of the Sarbanes-Oxley Act of 2002.

32(i)         48         Certification of Chief Executive Officer of
                         AmeriResource Technologies, Inc. Pursuant to 18 U.S.C.
                         ss.1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                    ACQUISITION AND STOCK EXCHANGE AGREEMENT

         THIS ACQUISITION AND STOCK EXCHANGE AGREEMENT (the "Agreement") is entered into effective this 26th Day of August 2004, (the "Effective Date") and is by and between AmeriResource Technologies, Inc., a Nevada corporation with offices at 3430 E. Russell Road, Suite 317, Las Vegas, Nevada 89120 ("ARES"), and RoboServer Systems Corp. ("ROBOSERVER"), a Delaware corporation, with offices at 1902 Wright Place, 2nd Floor, Carlsbad, CA 92008 (ARES and RoboServer may hereinafter be referred to individually as a "Party" or collectively as the "Parties").
                                    Recitals

         WHEREAS, ARES owns all of the outstanding stock of its subsidiary Self-Serve Technologies, Inc. and is interested in expanding its business through investments and acquisitions in the self-serve and point of sale industries;

         WHEREAS, RoboServer Systems Corp. is engaged in the business of self-serve and point of sale technologies; and

         WHEREAS, RoboServer Systems Corp. is interested in acquiring all of the outstanding common stock of SELF-SERVE TECHNOLOGIES, Inc. from ARES; and ARES is interested in acquiring approximately 99% ownership in RoboServer. RoboServer will acquire all of the outstanding stock of SELF-SERVE TECHNOLOGIES, Inc. from ARES by issuing an amount of stock to ARES such that ARES would own approximately 99% of RoboServer, pursuant to the terms and conditions described herein and for the consideration set forth herein; and

                                    Agreement

         NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as fellows:

                                    Article 1
                                 Stock Exchange

1.1 At Closing, RoboServer will issue to ARES 25,000,000 (twenty-five million) restricted shares of its CLASS A COMMON STOCK, and 6,500,000 (six million five hundred thousand) shares of its SUPERVOTING PREFERRED STOCK ("Preferred Stock") where each PREFERRED share carries 10 votes per share. Combined, the CLASS A COMMON STOCK and PREFERRED STOCK constitute approximately 99% ownership interest collectively, in "ROBOSERVER", to ARES and/or its assignees.

1.2 At Closing, ARES will transfer all of the outstanding stock of SELF-SERVE TECHNOLOGIES, Inc. to ROBOSERVER and/or its assignees, such that ROBOSERVER will own 100% of SELF-SERVE TECHNOLOGIES, Inc.

                                    Article 2
                                     Closing

2.1 The closing of the transactions contemplated hereby shall be held on or before three (3) days following the execution of this Agreement ("Closing"). The Closing of this Agreement and the stock for stock like exchange shall take place at the offices of AmeriResource Technologies, Inc. in the City of Las Vegas, Nevada, or at such other place as the Parties may agree. At Closing, the Parties shall deliver all information and documents necessary or reasonable required by the Parties to fulfill their respective obligations as outlined hereunder.

2.2 At Closing, the ROBOSERVER Shares shall be transferred to ARES and/or its assignees in exchange for the SELF-SERVE TECHNOLOGIES, Inc. Shares being transferred to ROBOSERVER and/or its assignees.

                                    Article 3
                         Conditions Precedent to Closing

3.1 Conditions to Obligations of ARES. The obligations of ARES under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

         a. Representations and Warranties Correct; Performance of Obligations. The representations and warranties made by ROBOSERVER herein shall be true and correct in all material respects when made, and shall be true and correct in all material respects at Closing with the same force and effect as if they had been made on and as of Closing. ROBOSERVER shall have performed in all material respects all obligations and conditions herein required to be performed or observed by ROBOSERVER and the transactions herein contemplated, on or prior to Closing.

3.2 Conditions to Obligations of ROBOSERVER. The obligations of ROBOSERVER under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

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

                                    Article 4
             Continuing Warranties of SELF-SERVE TECHNOLOGIES, Inc.

         ROBOSERVER makes the following warranties and representations to ARES:

4.1 ROBOSERVER represents and warrants that prior to this transaction, ROBOSERVER has a total of 276,521 (two hundred seventy-six thousand five hundred twenty-one) issued and outstanding of CLASS A COMMON shares and 0 (zero) issued and outstanding of Preferred Shares, both issued and outstanding as of the date of this Agreement. ROBOSERVER further represents and warrants that ROBOSERVER is a corporation duly incorporated and in good standing as a corporation under the laws of the State of Delaware, respectfully, and have all necessary corporate power and authority to engage in the business in which they are presently engaged.

4.2 ROBOSERVER represents and warrants that it has the full right, power, legal capacity, and authority to enter into, and perform his respective obligations under this Agreement, and that this Agreement will not conflict with any other obligations, contracts or agreements.

4.3 ROBOSERVER represents and warrants that the operations of RoboServer will not undergo any material change from the date hereof until the date of Closing and that the operations and assets of RoboServer are all adequately insured.

4.4 ROBOSERVER represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, of threats or suit, seizure, or foreclosure against ROBOSERVER and that there is no suit, action, or legal, administrative, arbitration, or other proceeding pending or threatened which could as of Closing adversely affect ARES's ownership of the ROBOSERVER Shares.

4.5 ROBOSERVER represents and warrants that any and/or all of the assets of ROBOSERVER are clear of all mortgages, liens, pledges, encumbrances, or security interests of any nature whatsoever, upon ROBOSERVER's transfer of the common Shares to ARES, are, to the best of his knowledge, in good operating condition and repair. Further, to the best of ROBOSERVER's knowledge, there are no structural or operational defects in any of the existing operations which would materially affect their continued use in the same manner. ROBOSERVER also represents and warrants that ROBOSERVER is not in default on any lease, license, commitment, or other agreement to be transferred to ARES, pursuant to this Agreement.

4.6 ROBOSERVER represents and warrants there : (i) are not in violation of any applicable building, zoning, occupational safety and health, pension, environmental control or similar law, ordinance or regulation in relation to their structures or equipment or the operation thereof or of their business, or any fair employment, equal opportunity or similar law, ordinance or regulation, or any other law, ordinance, regulation or order applicable to their business or assets, (ii) have not received any complaint from any governmental authority, and none is threatened, alleging that ROBOSERVER is in violation of any applicable law, ordinance, regulation or order, (iii) have not received any notice from any governmental authority of any pending proceeding to take all or any part of any properties (whether leased or owned) by condemnation or right of eminent domain and no such proceeding is threatened, (iv) are not a party to any agreement or instrument, or subject to any charter or other corporate restriction or judgment, order, writ, injunction, rule, regulation, code or ordinance, which adversely affects the business, operations, prospects, properties, assets or condition, financial or otherwise, of ROBOSERVER and (v) are not in violation of, and the execution of this Agreement and the consummation of the transactions contemplated herein will not violate, any bankruptcy law, ruling, administrative decision, agreement, or plan to which ROBOSERVER is subject to.

4.7 ROBOSERVER represents and warrants that any and all authorizations, approvals or other actions by, notices to, or filings with, any Governmental Authority, if applicable, required to be obtained or made in connection with ROBOSERVER have been obtained or made, and no consent of any third party is required to be obtained for the due execution, delivery and performance of this Agreement. Governmental Authorities include all Federal, State and local agencies.

4.8 The warranties and representations set forth in this Article are ongoing warranties and representations by ROBOSERVER shall survive the Closing.

                                    Article 5
                          Continuing Warranties of ARES

         ARES makes the following warranties and representations to ROBOSERVER:

5.1 ARES represents and warrants that SELF-SERVE TECHNOLOGIES, Inc. has 10,000,000 shares issued and outstanding as of the date of this agreement. SELF-SERVE TECHNOLOGIES, Inc. is duly incorporated and in good standing as a corporation under the laws of the State of Nevada, and it has all necessary corporate power and authority to engage in the business in which it is presently engaged.

5.2 ARES represents and warrants that it has the full right, power, legal capacity, and authority to enter into, and perform their respective obligations under this Agreement, and that this Agreement will not conflict with any other obligations, contracts or agreements of ARES.

5.3 ARES represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, or threats or suit, seizure, or foreclosure against SELF-SERVE TECHNOLOGIES, Inc.

5.4 ARES represents and warrants that no authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required to be obtained or made, and no consent of any third party is required to be obtained by ARES for the due execution, delivery and performance of this Agreement.

5.5 ARES understands and acknowledges that the ROBOSERVER Shares will not be registered under the Securities Act nor qualified under any state securities laws, by virtue of exemptions thereto. ARES has such experience and knowledge in investment, financial and business matters in investments similar to the ROBOSERVER Shares that it is capable of protecting its own interest in connection therewith and qualifying for such exemptions. Further, ARES is acquiring the ROBOSERVER Shares through a stock for stock like exchange for investment purposes only for its own account, and not on behalf of any other person nor with a view to, or for resale in connection with any distribution thereof. ARES understands that the certificates representing the ROBOSERVER Shares will be stamped with a legend substantially in the following form or a similar form:

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE ISSUER THAT SUCH REGISTRATION IS NOT REQUIRED.

5.6 ARES acknowledges that J. Randall Hicks shall remain a Director of RoboServer for a period of up to 180 days following execution of this agreement, or other agreed upon term; and upon execution of this agreement, ARES will appoint executive officers and additional Board Members for RoboServer.

5.7 The warranties and representations set forth in this Article are ongoing warranties and representations by ARES and shall survive the Closing.

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

                                    Article 9
                                 Indemnification

9.1 The Parties shall indemnify, defend and hold harmless each other against any and all undisclosed liabilities of the other not set forth in this Agreement or the exhibits and schedules provided herewith. This indemnification shall survive the Closing.

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

                                   Article 14
                                  Miscellaneous

14.1 Entire Agreement. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter herein, and supercedes all prior negotiations, correspondence, understandings, and agreements among the Parties hereto respecting the subject matter hereof.

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

14.7 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interest, or obligations hereunder shall be assigned by any Party hereto without the prior written consent of the other Party.

14.8 Arbitration Any controversy or claim arising out of or relating to this Agreement or the breach of it, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and judgment on the award rendered may be entered in any court having jurisdiction.

14.9 Governing Law and Venue. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Nevada, without reference to the conflict of laws principles thereof. In the event any dispute regarding this Agreement arises between the Parties and is not resolved at arbitration, such dispute shall be brought in a proper jurisdiction located within Clark County, State of Nevada.

14.10 Notices. All notices, requests, demands, and other communications required or permitted hereunder shall be in writing and shall be deemed to have been given if delivered by hand, overnight courier, facsimile, or mailed certified or registered mail with postage prepaid, to the addresses set forth below:

                  If to ARES:               AmeriResource Technologies, Inc.
                                            3430 E. Russell Road, Suite 317
                                            Las Vegas, Nevada 89120
                                            Attention: Delmar Janovec
                                            TEL: 702-214-4249
                                            FACSIMILE: 702-214-4221

                  If to RoboServer:         RoboServer Systems Corp.
                                            1902 Wright Place
                                            2nd Floor
                                            Carlsbad, CA  92008
                                            Attention:  J. Randall Hicks
                                            TEL: 760-918-5500
                                            FACSIMILE: 760-918-

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


"ARES"- AmeriResource Technologies, Inc.    "RoboServer Systems Corporation

/s/ Delmar Janovec                          /s/ J. Randall Hicks
--------------------------------------      ----------------------------------
By: Delmar Janovec, President               By: J. Randall Hicks, President






"Attachment A is made part of this agreement as of this date and time."

                                  ATTACHMENT A


Pursuant to discussions between the parties signatory to this Acquisition and Stock Exchange Agreement, and RoboServer's attorney, Michael Spadaccini, and RoboServer Systems Corp., an addendum to the 504 Filing will be filed with the State of Pennsylvania whereby, amending the filing to disclose the transaction being contemplated, by this agreement, between AmeriResource Technologies, Inc., Self-Serve Technologies, Inc. and RoboServer Systems Corp. The amendment will also identify AmeriResource Technologies, Inc. as the majority shareholder of RoboServer Systems Corp. upon the successful closure of the Acquisition and Stock Exchange Agreement, dated, August 26, 2004.

In Witness whereof, the signatures of the Parties below evidence their approval, acceptance and acknowledgement of the terms contained in this Attachment A.


AmeriResource Technologies, Inc.                  RoboServer Systems Corp.



By: /s/ Delmar A. Janovec                         By: /s/ J. Randall Hicks
--------------------------                        ---------------------------
Name:  Delmar A. Janovec                          Name: J. Randall Hicks
Title:  President                                 Title:  President

                    ACQUISITION AND STOCK EXCHANGE AGREEMENT

         THIS ACQUISITION AND STOCK EXCHANGE AGREEMENT (the "Agreement") is entered into effective this 2nd day of December 2004, (the "Effective Date") and is by and between AmeriResource Technologies, Inc., a Nevada corporation with offices at 3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120 ("ARES"), and Net2Auction, Inc. ("Net2Auction"), a Delaware corporation with offices at 3801 SW Coquina Cove Way, Palm City, FL, 34990 (ARES and Net2Auction may hereinafter be referred to individually as a "Party" or collectively as the "Parties").
                                    Recitals

         WHEREAS, ARES owns all of the outstanding stock of its subsidiary Net2Auction Corporation (hereinafter referred to as "N2AC") and is interested in expanding its business through investments and acquisitions in the auction drop off arena;

         WHEREAS, Net2Auction is engaged in the business of auction drop off retail locations; and

         WHEREAS, Net2Auction is interested in acquiring all of the outstanding common stock of N2AC from ARES; and ARES is interested in acquiring approximately 99% ownership in Net2Auction. Net2Auction will acquire all of the outstanding stock of N2AC from ARES by issuing an amount of stock to ARES such that ARES would own approximately 99% of Net2Auction, pursuant to the terms and conditions described herein and for the consideration set forth herein; and

                                    Agreement

         NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as fellows:

                                    Article 1
                                 Stock Exchange

1.1 At Closing, Net2Auction will issue to ARES 25,000,000 (twenty-five million) restricted shares of its COMMON STOCK, and 6,500,000 (six million five hundred thousand) shares of its SUPERVOTING PREFERRED STOCK ("Preferred Stock") where each PREFERRED share carries 10 votes per share. Combined, the COMMON STOCK and PREFERRED STOCK constitute approximately 99% ownership interest collectively, in "Net2Auction", to ARES and/or its assignees.

1.2 At Closing, ARES will transfer all of the outstanding stock of N2AC to Net2Auction and/or its assignees, such that Net2Auction will own 100% of N2AC.

                                    Article 2
                                     Closing

2.1 The closing of the transactions contemplated hereby shall be considered closed following the execution of this Agreement ("Closing"). The Closing of this Agreement and the stock for stock like exchange shall take place either by phone/fax/delivery service, or at the offices of AmeriResource Technologies, Inc. in the City of Las Vegas, Nevada, or at such other place as the Parties may agree. At Closing, the Parties shall deliver all information and documents necessary or reasonable required by the Parties to fulfill their respective obligations as outlined hereunder.

2.2 After Closing, the Net2Auction Shares shall be transferred to ARES and/or its assignees in exchange for the N2AC Shares being transferred to Net2Auction and/or its assignees.

                                    Article 3
                         Conditions Precedent to Closing

3.1 Conditions to Obligations of ARES. The obligations of ARES under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

         a. Representations and Warranties Correct; Performance of Obligations. The representations and warranties made by Net2Auction herein shall be true and correct in all material respects when made, and shall be true and correct in all material respects at Closing with the same force and effect as if they had been made on and as of Closing. NET2AUCTION shall have performed in all material respects all obligations and conditions herein required to be performed or observed by NET2AUCTION and the transactions herein contemplated, on or prior to Closing.

3.2 Conditions to Obligations of NET2AUCTION. The obligations of NET2AUCTION under this Agreement are subject to the fulfillment on or prior to Closing of the following conditions:

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

                                    Article 4
                      Continuing Warranties of Net2Auction
                                       28

         NET2AUCTION makes the following warranties and representations to ARES:

4.1 NET2AUCTION represents and warrants that prior to this transaction, NET2AUCTION has a total of 6,504,500 (six million five hundred four thousand five hundred) issued and outstanding of COMMON shares and ZERO
         (0) issued and outstanding of Preferred Shares, both issued and outstanding as of the date of this Agreement. NET2AUCTION further represents and warrants that NET2AUCTION is a corporation duly incorporated and in good standing as a corporation under the laws of the State of Delaware, respectfully, and have all necessary corporate power and authority to engage in the business in which they are presently engaged.

4.2 NET2AUCTION represents and warrants that it has the full right, power, legal capacity, and authority to enter into, and perform his respective obligations under this Agreement, and that this Agreement will not conflict with any other obligations, contracts or agreements.

4.3 NET2AUCTION represents and warrants that the operations of Net2Auction will not undergo any material change from the date hereof until the date of Closing and that the operations and assets of Net2Auction are all adequately insured.

4.4 NET2AUCTION represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, of threats or suit, seizure, or foreclosure against NET2AUCTION and that there is no suit, action, or legal, administrative, arbitration, or other proceeding pending or threatened which could as of Closing adversely affect ARES's ownership of the NET2AUCTION Shares.

4.5 NET2AUCTION represents and warrants that any and/or all of the assets of NET2AUCTION are clear of all mortgages, liens, pledges, encumbrances, or security interests of any nature whatsoever, upon NET2AUCTION's transfer of the common Shares to ARES, are, to the best of his knowledge, in good operating condition and repair. Further, to the best of NET2AUCTION's knowledge, there are no structural or operational defects in any of the existing operations which would materially affect their continued use in the same manner. NET2AUCTION also represents and warrants that NET2AUCTION is not in default on any lease, license, commitment, or other agreement to be transferred to ARES, pursuant to this Agreement.

4.6 NET2AUCTION represents and warrants there : (i) are not in violation of any applicable building, zoning, occupational safety and health, pension, environmental control or similar law, ordinance or regulation in relation to their structures or equipment or the operation thereof or of their business, or any fair employment, equal opportunity or similar law, ordinance or regulation, or any other law, ordinance, regulation or order applicable to their business or assets, (ii) have not received any complaint from any governmental authority, and none is threatened, alleging that NET2AUCTION is in violation of any applicable law, ordinance, regulation or order, (iii) have not received any notice from any governmental authority of any pending proceeding to take all or any part of any properties (whether leased or owned) by condemnation or right of eminent domain and no such proceeding is threatened, (iv) are not a party to any agreement or instrument, or subject to any charter or other corporate restriction or judgment, order, writ, injunction, rule, regulation, code or ordinance, which adversely affects the business, operations, prospects, properties, assets or condition, financial or otherwise, of NET2AUCTION and (v) are not in violation of, and the execution of this Agreement and the consummation of the transactions contemplated herein will not violate, any bankruptcy law, ruling, administrative decision, agreement, or plan to which NET2AUCTION is subject to.

4.7 NET2AUCTION represents and warrants that any and all authorizations, approvals or other actions by, notices to, or filings with, any Governmental Authority, if applicable, required to be obtained or made in connection with NET2AUCTION have been obtained or made, and no consent of any third party is required to be obtained for the due execution, delivery and performance of this Agreement. Governmental Authorities include, all Federal, State and local agencies.

4.8 The warranties and representations set forth in this Article are ongoing warranties and representations by NET2AUCTION shall survive the Closing.

                                    Article 5
                          Continuing Warranties of ARES

         ARES makes the following warranties and representations to NET2AUCTION:

5.1 ARES represents and warrants that N2AC has 10,000,000 shares issued and outstanding as of the date of this agreement. N2AC is duly incorporated and in good standing as a corporation under the laws of the State of Nevada, and it has all necessary corporate power and authority to engage in the business in which it is presently engaged.

5.2 ARES represents and warrants that it has the full right, power, legal capacity, and authority to enter into, and perform their respective obligations under this Agreement, and that this Agreement will not conflict with any other obligations, contracts or agreements of ARES.

5.3 ARES represents and warrants that there are no claims, demands, proceedings, defaults, obligations, suits, or threats or suit, seizure, or foreclosure against N2AC.

5.4 ARES represents and warrants that no authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required to be obtained or made, and no consent of any third party is required to be obtained by ARES for the due execution, delivery and performance of this Agreement.

5.5 ARES understands and acknowledges that the NET2AUCTION Shares will not be registered under the Securities Act nor qualified under any state securities laws, by virtue of exemptions thereto. ARES has such experience and knowledge in investment, financial and business matters in investments similar to the NET2AUCTION Shares that it is capable of protecting its own interest in connection therewith and qualifying for such exemptions. Further, ARES is acquiring the NET2AUCTION Shares through a stock for stock like exchange for investment purposes only for its own account, and not on behalf of any other person nor with a view to, or for resale in connection with any distribution thereof. ARES understands that the certificates representing the NET2AUCTION Shares will be stamped with a legend substantially in the following form or a similar form:

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE ISSUER THAT SUCH REGISTRATION IS NOT REQUIRED.

5.6 ARES acknowledges that Jeff Chisholm shall remain a Director of Net2Auction or one of its subsidiaries for a period of up to 180 days following execution of this agreement, or other agreed upon term; and upon execution of this agreement, ARES will appoint executive officers and additional Board Members for Net2Auction.

5.7      The   warranties   and   representations   set  forth  in  this Article
         are ongoing warranties and representations by ARES and shall survive the Closing.

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

                                    Article 9
                                 Indemnification

9.1 The Parties shall indemnify, defend and hold harmless each other against any and all undisclosed liabilities of the other not set forth in this Agreement or the exhibits and schedules provided herewith. This indemnification shall survive the Closing.

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

                                   Article 14
                                  Miscellaneous

14.1 Entire Agreement. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter herein, and supercedes all prior negotiations, correspondence, understandings, and agreements among the Parties hereto respecting the subject matter hereof.

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

14.7 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interest, or obligations hereunder shall be assigned by any Party hereto without the prior written consent of the other Party.

14.8 Arbitration Any controversy or claim arising out of or relating to this Agreement or the breach of it, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and judgment on the award rendered may be entered in any court having jurisdiction.

14.9 Governing Law and Venue. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Nevada, without reference to the conflict of laws principles thereof. In the event any dispute regarding this Agreement arises between the Parties and is not resolved at arbitration, such dispute shall be brought in a proper jurisdiction located within Clark County, State of Nevada.

14.10 Notices. All notices, requests, demands, and other communications required or permitted hereunder shall be in writing and shall be deemed to have been given if delivered by hand, overnight courier, facsimile, or mailed certified or registered mail with postage prepaid, to the addresses set forth below:

                  If to ARES:             AmeriResource Technologies, Inc.
                                          3440 E. Russell Road, Suite 217
                                          Las Vegas, Nevada 89120
                                          Attention: Delmar Janovec

                  If to Net2Auction:      Net2Auction, Inc.
                                          3801 SW Coquina Cove Way
                                          Palm City, FL  34990
                                          Attention: Jeff Chisholm


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



Signature page to follow...

                  In Witness whereof, the signatures of the Parties below evidence their approval, acceptance and acknowledgement of the terms contained in this Agreement.


"ARES"- AmeriResource Technologies, Inc.    Net2Auction, Inc.

/s/ Delmar Janovec                          /s/ Jeff Chisholm
--------------------------------------      ----------------------------------
By: Delmar Janovec, President               By: Jeff Chisholm, President

               FOURTH ADDENDUM TO SETTLEMENT AND RELEASE AGREEMENT


THIS FOURTH ADDENDUM TO SETTLEMENT AND RELEASE AGREEMENT between AMERICAN FACTORS GROUP LLC ("AFG"), a New Jersey limited liability company with offices at 457 North Harrison Street, Princeton New Jersey 08540, and AMERIRESOURCE TECHNOLOGIES, INC. ("ARET"), a Delaware corporation with offices at 3440 East Russell Road, Suite 217, Las Vegas Nevada 89210, and DELMAR A. JANOVEC, ("JANOVEC"), an individual, with offices at 3440 East Russell Road, Suite 217, Las Vegas Nevada 89210,

                                   WITNESSETH:

WHEREAS, on or about August 2, 2000, the parties entered into a Settlement and Release Agreement (the "Agreement") and a Promissory Note (the "Note") which provided in part for the repayment of certain obligations owing by ARET and JANOVEC to AFG (the "Obligations"); and

WHEREAS, the Agreement and Note have been amended three times by Addenda dated August 10, 2000, February 7, 2002 and December 27, 2002, which modified certain of the terms of the Obligations; and

WHEREAS, ARET and JANOVEC have been unable to meet the terms and conditions of repayment of the Obligations and the parties now wish to waive the default and further modify such terms and conditions;

NOW THEREFORE, the parties agree as follows:

         1. The parties agree that as of December 12, 2002, the amount owing by ARET and JANOVEC on the Obligations was $363,713.19, and that interest has accrued on the Obligations from and after that date to the effective date of this Fourth Addendum at the rate of 15% per annum such that the amount owing on February 28, 2005 is $484,693.29.

         2. The parties agree that ARET will be assessed a Default Penalty for not meeting the terms set forth in the Agreement, the Note, and the Third Addendum of $55,875.03 which, when added to the amount owed as provided by the Agreement, Note and Third Addendum is $540,568.32.

         3. The parties agree that from and after February 28, 2005 interest will accrue at the rate of 18% per annum, compounded monthly, until the Obligations are paid in full.

         4. Notwithstanding any provision of the Agreement, the Note or the previous Addenda to the contrary, the Obligations shall be due and payable on the sooner of one year from the effective date of this Fourth Addendum or 90 days following any transaction in which ARET (a) merges or consolidates with, or sells or leases or mortgages all or substantially all of its assets to, any third party (other than a party controlled by or under common control with it), or (b) issues ARET stock or debt or options granting to the holder (other than JANOVEC or an entity controlled by JANOVEC) the right to acquire ARET stock in an amount equal to 40% or more of the outstanding capital stock of ARET following the transaction. No payment shall be due on either the principal or interest of the Obligations until such date.

         5. The parties acknowledge that at the effective date of this Fourth Addendum THE WILLIAM R. ROBINS 1990 FAMILY TRUST NO. 8 (the "Robins Trust"), as assignee of AFG, has received from ARET shares of ARET Common Stock pursuant to the terms of the Settlement Agreement. ARET and JANOVEC agree that immediately following the effective date of this Fourth Addendum ARET will issue to the Robins Trust , in exchange for the shares of ARET Common Stock owned by the Robins Trust, one share of a new Class E Preferred Stock of ARET (the "Class E Shares") for each four shares of ARET Common Stock then held by the Robins Trust. The Class E Shares shall have the following preferences and limitations:

         a) The Class E Shares shall have no vote except as otherwise mandated by Delaware law.

         b) Each Class E Share shall be convertible at any time at the option of its holder (upon giving not less than 10 days written notice of exercise of the conversion right) into that number of share of ARET Common Stock equal to $.50 (fifty cents)( which for purposes of the conversion shall be taken as the value of the Class E Share) divided by 50% of the average closing price of the ARET Common Stock on the five business immediately preceding the delivery of notice exercising the right of conversion.

         c) The Class E Shares may be redeemed by ARET at any time (upon giving not less than 30 days written notice to the holder of the Class E Shares being redeemed) for a price per Share of $.50 (fifty cents).

         d) In the case of a liquidation of ARET, the holders of the Class E Shares shall be entitled to receive $.50 (fifty cents) per Share before the holders of the Common Stock or any other securities junior to the Class E Shares receive any distribution in the liquidation.

         e) Except as provided above, the holders of the Class E Shares shall not have the right to any dividends or other distributions in respect of their Class E Shares.

JANOVEC covenants that as the principal stockholder and director of ARET, he will cause it to take all necessary action under Delaware law, including the filing of a Certificate of Serial Designation for the Class E Shares, to permit their issuance to the Robins Trust pursuant to this Section 3.

         6. All other terms and conditions of the Agreement and Note (as heretofore modified by the first three Addenda) which are not modified or amended by this Fourth Addendum will remain in full force and effect until the Obligations have been paid in full.

         IN WITNESS WHEREOF, the parties have signed and delivered this Fourth Addendum as of the dates set forth below. The effective date of this Fourth Addendum shall be the date the last party to sign executes it and delivers it to the other parties.

                                        AMERICAN FACTORS GROUP, LLC

                                        By: /s/ William R. Robins
                                        -----------------------------
                                        William R. Robins,
                                        President
                                        Date: ____________________________

                                        AMERIRESOURCE TECHNOLOGIES, INC.

                                        By: /s/ Delmar A. Janovec
                                        -----------------------------------
                                        Delmar A. Janovec
                                        Chairman
                                        Date: February 28, 2005

                                        By: /s/ Delmar A. Janovec
                                        -----------------------------------
                                        Delmar A. Janovec
                                        Individually
                                        Date: February 28, 2005

                                                                       EXHIBT 14
                        CODE OF BUSINESS CONDUCT & ETHICS
                                       OF
                        AMERIRESOURCE TECHNOLOGIES, INC.

Statement by Chief Executive Officer:

         Ethics are important to AmeriResource Technologies, Inc. ("AMRE") and each of its officers, directors and employees. AMRE is committed to the highest ethical standards and to conducting its business with the highest level of integrity. An uncompromising adherence to ethical excellence is integral to creating and sustaining a successful business. It provides the necessary strong foundation on which AMRE is built and on which it can grow and prosper.

         Each officer, director and employee of AMRE is responsible for the consequences of his or her actions. We must each be the guardian of AMRE's ethics. Leaders in AMRE have the extra responsibility of setting an example by their personal performance and an attitude that conveys our ethical values. That example leads us to treat everyone with honesty and respect.

         If you are unsure of the appropriate action, take advantage of our open door, informal environment and raise your concerns with management or, if you are still uncomfortable, follow the processes outlined in this Code of Business Conduct & Ethics ("Code").

/s/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer

                        CODE OF BUSINESS CONDUCT & ETHICS
                                       OF
                        AMERIRESOURCE TECHNOLOGIES, INC.

         The principles of this Code are expressed in broad statements to guide ethical decision making. These statements provide a framework but they cannot and do not dictate conduct to cover particular situations.

         This Code applies to all officers, directors and employees of AMRE.

Ethics

         AMRE and each of its officers, directors and employees must conduct their affairs with uncompromising honesty and integrity. Business ethics are no different than personal ethics. The same high standard applies to both. As an AMRE associate you are required to adhere to the highest standard regardless at all times.

         Officers, directors and employees are expected to be honest, fair, respectful and ethical in dealing with each other, with shareholders, clients, customers, vendors and all other third parties. Doing the right thing means doing it right every time.

         You must also respect the rights of your fellow officers, directors and employees, as well as third parties. Your actions must be free from discrimination, libel, slander or harassment. Each person must be accorded equal opportunity, regardless of age, race, sex, sexual preference, color, creed, religion, national origin, marital status, veteran's status, handicap or disability.

         Misconduct cannot be excused because it was directed or requested by another. In this regard, you are expected to alert management whenever an illegal, dishonest or unethical act is discovered or suspected. You will never be penalized for reporting your discoveries or suspicions.

         AMRE conducts its affairs consistent with the applicable laws and regulations of the states and countries where it does business. Business practices, customs and laws differ from country to country. When conflicts arise between AMRE's ethical practices, and the practices, customs, and the laws of a country, AMRE seeks to resolve them consistent with its ethical beliefs. If the conflict cannot be resolved consistent with its ethical beliefs, AMRE will not proceed with the proposed action giving rise to the conflict. These ethical standards reflect who we are and are the standards by which we choose to be judged.

         A violation of the standards contained in this Code of Business Conduct & Ethics will result in corrective action, including possible dismissal.

Loyalty

         All officers, directors and employees shall exhibit loyalty in all matters pertaining to the affairs of AMRE or to whomever they may be rendering a service. However, no officer, director or employee shall knowingly be a party to any illegal or improper activity.

Conflicts of Interest

         You must avoid any personal activity, investment or association which could appear to interfere with good judgment concerning AMRE's best interests. You may not exploit your position or relationship with AMRE for personal gain. You should avoid even the appearance of such a conflict. For example, there is a likely conflict of interest if you:

o       cause AMRE to engage in business transactions with relatives or friends;
o use nonpublic AMRE, shareholder, client, customer or vendor information for personal gain by you, relatives or friends (including securities transactions based on such information);
o have more than a modest financial interest in AMRE's shareholders, vendors, customers, clients or competitors;
o receive a loan, or guarantee of obligations, from AMRE or a third party as a result of your position at AMRE; or
o       compete, or prepare to compete, with AMRE while still employed by AMRE.

         There are other situations in which a conflict of interest may arise. If you have concerns about any situation, follow the steps outlined in the Section on "Reporting Ethical Violations."

Gifts, Bribes and Kickbacks

         Other than for modest gifts given or received in the normal course of business (including travel or entertainment), neither you nor your relatives may give gifts to, or receive gifts from, AMRE's shareholders, clients, customers and vendors. Other gifts may be given or accepted only with prior approval of your senior management. In no event should you put AMRE or yourself in a position that would be embarrassing if the gift was made public.

         Dealing with government employees is often different than dealing with private persons. Many governmental bodies strictly prohibit the receipt of any gratuities by their employees, including meals and entertainment. You must be aware of and strictly follow these prohibitions.

         Any associate who pays or receives bribes or kickbacks will be immediately terminated and reported, as warranted, to the appropriate authorities. A kickback or bribe includes any item intended to improperly obtain favorable treatment.

Illegal Acts

         Every officer, director and employee will obey the laws of the applicable jurisdictions, will not counsel nor assist any person to act in any way contrary to these laws, and will inform the appropriate individuals and authorities if they become aware of illegal actions.

Loans

         AMRE is prohibited by the Sarbanes-Oxley Act of 2002 from directly or indirectly extending credit to its officers and directors.

Improper Influence on Audits

         Officers and directors of AMRE are prohibited from improperly influencing AMRE's auditors in the performance of an audit for the purpose of rendering financial statements materially misleading.

         If AMRE is required to restate its financial statements due to material noncompliance with any financial reporting requirement that is the result of misconduct, each of AMRE's chief executive officers and chief financial officers must reimburse the Company for (1) any bonus, other incentive-based compensation or equity-based compensation received by that individual from AMRE during the 12-month period following the first use or filing of the flawed document, and
(2) any profits realized from the sale of securities of AMRE during that same 12-month period.

Improper Use or Theft of AMRE Property

         Every officer, director and employee must safeguard AMRE property from loss or theft, and may not take such property for personal use. AMRE property includes confidential information, software, computers, office equipment, and supplies. You must appropriately secure all AMRE property within your control to prevent its unauthorized use. Using AMRE computers or communications systems to access or distribute personal/ "non-business related" information, data or graphics is strictly prohibited.

Covering Up Mistakes; Falsifying Records

         Mistakes should never be covered up, but should be immediately fully disclosed and corrected. Falsification of any AMRE, client, customer, shareholder or third party record is strictly prohibited.

Abuse of AMRE, Shareholder, Client, Customer or Vendor Information

         You may not use or reveal AMRE, shareholder, client, customer or vendor confidential or proprietary information to others. This includes business methods, pricing and marketing data, strategy, computer code, screens, forms, experimental research, and information about AMRE's current, former and prospective shareholders, customers, clients and associates.

Gathering Competitive Information

         You may not accept, use or disclose the confidential information of our competitors. When obtaining competitive information, you must not violate our competitors' rights. Particular care must be taken when dealing with competitors' clients, ex-clients and ex-employees. Never ask for confidential or proprietary information. Never ask a person to violate a non-compete or non-disclosure agreement. If you are uncertain, the Corporate Legal Department can assist you.

Defamation and Misrepresentation

         Aggressive marketing and selling should not include misstatements, innuendo or rumors about our competition, their services, financial condition or officers and directors. Do not make unsupportable promises concerning AMRE's services or financial condition. Additionally, intentional misstatements regarding AMRE, our officers, directors or shareholders is strictly prohibited and will be remedied with the appropriate legal recourse.

Use of AMRE and Third Party Software

         AMRE and third party software may be distributed and disclosed only to officers, directors and employees authorized to use it.

         AMRE and third party software may not be copied without specific authorization and may only be used to perform assigned responsibilities.

         All third party software must be properly licensed. The license agreements for such third party software may place various restrictions on the disclosure, use and copying of software.

Fair Dealing

         No AMRE officer, director or employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair dealing practice.

Fair Competition and Antitrust Laws

         AMRE must comply with all applicable fair competition and antitrust laws. These laws attempt to ensure that businesses compete fairly and honestly and prohibit conduct seeking to reduce or restrain competition. If you are uncertain whether a contemplated action raises unfair competition or antitrust issues, the Corporate Legal Department can assist you.


Securities Trading

         It is usually illegal to buy or sell securities using material information not available to the public. Persons who give such undisclosed "inside" information to others may be as liable as persons who trade securities while possessing such information. Securities laws may be violated if you, or any relatives or friends trade in securities of AMRE, or any of its shareholders, clients, customers, or vendors, while possessing "inside" information. If you are uncertain, the Corporate Legal Department can assist you.

         Officers and directors of AMRE are prohibited from trading during so-called retirement fund "blackout" periods, which are those blackout periods that are imposed on tax-qualified defined contribution plans, such as 401(k) plans. Profits received from transactions in violation of this provision are subject to recapture for the benefit of the Company.

Political Contributions

         No company funds may be given directly to political candidates. You may, however, engage in political activity with your own resources on your own time.

Waivers

         The Code of Business Conduct & Ethics applies to all AMRE officers, directors and employees. There shall be no waiver of any part of the Code, except by a vote of the Board of Directors or a designated committee, which will ascertain whether a waiver is appropriate and ensure that the waiver is accompanied by appropriate controls designed to protect AMRE.

         In the event that any waiver is granted, the waiver will be posted on the AMRE website, thereby allowing the AMRE shareholders to evaluate the merits of the particular waiver.

Enforcement Procedures

         The Code must be supported with clear, orderly, and reasonable enforcement procedures if AMRE is to discipline persons who violate the Code. Enforcement procedures must be equitable to all parties. They must ensure no actions are taken in an arbitrary or malicious manner.

Reporting Ethical Violations

         Your conduct can reinforce an ethical atmosphere and positively influence the conduct of fellow officers, directors and employees. If you are powerless to stop suspected misconduct or discover it after it has occurred, you should report it to the appropriate level of management. If you are still concerned after speaking with management or feel uncomfortable speaking with them (for whatever reason), you may send a complaint evidencing the violation to the chief executive officer of AMRE at 3440 East Russell Road, Suite 217, Las Vegas, NV 89120. Your complaint will be dealt with confidentially and you have AMRE's commitment that you will be protected from retaliation.

         The complaint must:

o         be against a single individual; and
o         be in writing; and
o cite the specific clause of the Code that is alleged to have been violated; and
o describe the specific action in question; and o describe in general terms, the substantial negative effect of that action upon AMRE, the public, or an individual; and
o contain a statement that the specific action of the accused in question is not already or imminently (to the best knowledge of the complainant(s)) the subject of legal proceedings; and
o contain a signed statement that the facts are true to the best knowledge of the complainant(s).

         The chief executive officer, or his representative, will review the complaint to determine if it meets the above criteria. If it does not, it will be returned to the complainant(s) for possible change and re-submission. If the specific action of the accused is the subject of legal proceedings, no further action will be taken until those proceedings are concluded. If the complaint is not rejected then, subject to legal advice, the accused person will be notified (by registered mail to last known address), provided with a copy of the complaint, and allowed thirty (30) days to prepare a written rebuttal of the complaint if so desired. The rebuttal should address the same points as the complaint, and must also include a statement that the facts contained in the rebuttal are true to the best knowledge of the accused. The chief executive officer, or his representative, shall review the complaint and, if available, the rebuttal, to determine if there is sufficient evidence to hold a full hearing. If it is determined that a full hearing is warranted, the full information will be forwarded to a three-member Hearing Committee appointed within thirty (30) days of the receipt of the rebuttal or at the last date allowed for receipt of the rebuttal.

The Hearing Process

         The Hearing Committee will attempt to interview, at the expense of AMRE, the complainant(s), and the accused, plus any other parties with relevant information. The number of people interviewed, and the extent of the effort to secure interviews, is a matter of judgment by the Hearing Committee. The Hearing Committee will decide if the accused may be present during the interviews. If the accused is not allowed to be present during the interviews, the accused shall be provided with notes documenting the substance of the interviews. The accused will be afforded the opportunity for a full hearing, with the complainant(s) present if desired by the accused. The Hearing Committee should have the services of legal counsel available as required. The accused, and the complainant(s), may obtain counsel at their own expense, if either or both desire. The Hearing Committee, after full and complete deliberation, will rule in writing as to the individual case. Additional rules and procedures shall be established by the Hearing Committee as required in their judgment. The ruling of the Hearing Committee may be:

         1. a clearing of charges; or
         2. a warning statement to the accused; or
         3. termination of the accused's position; or
         4. such other ruling as the Hearing Committee in its discretion sees fit.

         The Hearing Committee will prepare an opinion on the particular case, that will cover the facts of the case, the action taken, and the reason for that action. This will be reviewed by the Board of Directors of AMRE and by legal counsel at the discretion of the Board of Directors. When approved this opinion will be sent to the accused, who may consider exercising the Appeal Process. Due diligence should be used to provide this opinion to the accused within 120 days of the receipt of the complaint by the Hearing Committee. If this is not possible, a letter should be sent to the chief executive officer of AMRE, with copies to the accused and complainant(s), requesting an extension of this limit, and stating the reason for this request.

The Appeal Process

         If not satisfied with the ruling of the Hearing Committee, the accused may appeal to the chief executive officer of AMRE within 30 days of issuance of the Hearing Committee opinion. If appealed, the following procedure will be used:

The Board of Directors, at its next scheduled meeting, or at a special meeting, shall review the opinion, and any other information available, and shall determine if:

1. a substantive procedural error has been committed by the Hearing Committee, or
2. substantial new evidence has been produced.

         The accused and the complainant are permitted legal counsel at the Board of Directors appeal session. The Board of Directors shall determine if, in its sole judgment, one of the two above noted criteria have been established, in which case the council shall refer the matter back to the previous or a new Hearing Committee for further proceedings.

         The decision of the Board of Directors shall be final and there shall be no further appeal.

Publication and Record Retention

         After the Appeal Process and any further proceedings have been exhausted, or after completion of the time allowed to initiate an Appeal Process, the opinion will be published on AMRE's website, if the ruling was the termination of the accused, and will be published at the request of the accused, if the ruling was a clearing of charges or issue of warning statement.

         The record of the Hearing Committee and all appropriate supporting documentation will be retained by AMRE for two years. Response to queries may include statistical information that does not reveal detail about a specific complaint, such as the number of complaints processed, provided the approval of the Board of Directors is obtained, or responses may include copies of information previously published. Any other information may be released only with the written permission of the Board of Directors, the accused, and the accuser(s).

Conclusion

         In the final analysis you are the guardian of AMRE's ethics. While there are no universal rules, when in doubt ask yourself:

o Will my actions be ethical in every respect and fully comply with the law and with AMRE policies?
o Will my actions have the appearance of impropriety?
o Will my actions be questioned by my supervisors, associates, clients, family and the general public?
o Am I trying to fool anyone, including myself, as to the propriety of my actions?

         If you are uncomfortable with your answer to any of the above, you should not take the contemplated actions without first discussing them with management. If you are still uncomfortable, please follow the steps outlined above in the Section on "Reporting Ethical Violations."

         Any associate who ignores or violates any of AMRE's ethical standards, and any member of management who penalizes a subordinate for trying to follow these ethical standards, will be subject to corrective action, including immediate dismissal. However, it is not the threat of discipline that should govern your actions. We hope you share our belief that a dedicated commitment to ethical behavior is the right thing to do, is good business, and is the surest way for AMRE to become and remain a respected and successful company.

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                        AMERIRESOURCE TECHNOLOGIES, INC.

West Texas Real Estate & Resources, Inc. is a Texas corporation.

2. Tomahawk Construction Co. is a Missouri corporation.

3. Net2Auction, Inc. is a Delaware corporation.

4. Net2Auction Corporation is a Nevada corporation.

5. Self-Serve Technologies, Inc. is a Nevada corporation.

                                                                   EXHIBIT 31(i)
                                  CERTIFICATION

I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

1. I have reviewed this report on Form 10-KSB for the fiscal year ended December 31, 2004 of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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

        (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

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

Date: April 15, 2005

/s/ Delmar Janovec
---------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United Stated Code, the undersigned officer of AmeriResource Technologies, Inc. (the "Company"), does herby certify, to such officer's knowledge, that:

         (a) the Annual report on Form 10-KSB for the year ended December 31, 2004 (the "Form 10-KSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (b) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 15, 2005

/s/ Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer


This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent as shall be expressly set forth by specific reference in such filing.