Form 10QSB
period 2005-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2005-05-23
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 0-20033
                        -------


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                      84-1084784
            --------                                       ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


            3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 214-4249
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]


         On May 18, 2004, there were 44,830,980 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION                                             3

         ITEM 1.    Financial Statements                                     F-1
         ITEM 2. Management's Discussion & Analysis of Financial Condition 8 & Results of Operations
         ITEM 3.    Controls and Procedures                                   11

PART II   -   OTHER INFORMATION                                               11

         ITEM 6.    Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                    11
INDEX TO EXHIBITS                                                             12
CERTIFICATIONS                                                                13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2004.

                        AMERIRESOURCE TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                         ASSETS
                                                          March 31,           December 31,
                                                           2005                 2004
                                                      -----------------    -----------------
Current Assets:
         Cash and cash equivalents                        $ 124,538              $ 8,029
         Prepaid expenses                                       317
         Accounts receivable                                  2,211
         Notes receivable                                     6,065               16,935
                                                      -----------------    -----------------


                       Total Current Assets                 133,131               24,964

Investment:                                                  55,000               71,500
-----------
                                                       -----------------    -----------------


Fixed Assets:
                                                             11,946
         Leasehold improvements                               1,602                7,442
         Accumulated depreciation                            (1,919)                (411)
                                                        -----------------    -----------------

                       Net Fixed Assets                      11,629                7,031

Other Assets:
         Marketable securities                                  621              138,121
         Deposits                                            17,775
         Intangible assets net of amortization               29,424
                                                        -----------------    -----------------

                       Total Other Assets                    47,820              138,121
                                                        -----------------    -----------------

                       Total Assets                       $ 247,580            $ 241,616
                                                        =================    =================




                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         March 31,           December 31,
                                                           2005                 2004
                                                      -----------------    -----------------
Current Liabilities:
         Accounts payable                                $ 30,801                $ 973
         Notes payable                                    507,932              422,932
         Accrued interest                                 125,418              109,114
         Notes payable - related party                      9,225               19,736
         Accrued expenses                                  25,000
                                                      -----------------    -----------------

                       Total Current Liabilities          698,376              552,755

Non-Current Liabilities:
         Commitments and contingencies                    105,000              105,000
         Notes payable                                    170,000
                                                      -----------------    -----------------

                       Total Other Liabilities            275,000              105,000
                                                      -----------------    -----------------

                       Total Liabilities                  973,376              657,755
                                                      -----------------    -----------------

Stockholders' Equity
         Preferred stock, $.001 par value; authorized         131                  131
         10,000,000 shares; Class A, issued and outstanding
          131,275 shares

         Preferred stock, $.001 par value; authorized,        177                  177
         10,000,000; Class B, issued and outstanding,
          177,012 shares

         Preferred stock, $.001 par value; authorized,      1,000                1,000
          1,000,000 shares; Class C, issued and
          outstanding, 1,000,000 shares

         Preferred stock, $.001 par value; authorized,
         750,000 shares; Class D, none issued                 250                  250
         and outstanding

         Common Stock, $.0001 par value; authorized,        4,116                3,027
          3,000,000,000 shares; issued and outstanding,
          41,169,164 and 30,276,416

         Comprehensive loss on marketable securities       (3,108)              (3,108)

         Additional paid in capital                     17,071,915           16,872,614

         Retained earnings                             (17,891,147)         (17,290,230)
         Minority interest                                  90,870
                                                    -----------------    -----------------
             Total Stockholders' Equity                   (816,666)            (416,139)
             Minority interest                              90,870
             Total Liabilities and Stockholders' Equity  $ 247,580            $ 241,616
                                                    =================    =================

                                      F-2



                         AMERIRESOURCE TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                       Consolidates Statement of Operations
                                     Unaudited            For the quarter ended
                                                               March 31,
                                                                  2005                 2004
                                                           -----------------    -----------------

Net service income                                            $ 2,785                    $ -

Consulting income                                                                    25,000
                                                           -----------------    -----------------

                       Revenues

Cost of goods sold                                              2,298                     -
                                                           -----------------    -----------------

                       Gross Profit                               487                25,000

Operating expenses

         General and administrative expenses                   114,981               34,365

         Salaries                                               25,000               25,000

         Legal and professional                                 68,238               46,869

         Consulting                                            163,201              172,750

         Research and development                               36,958
                                                           -----------------    -----------------

                       Operating loss                         (407,891)             (253,984)

Other income (expenses)
         Loss on write-down of investment                      (16,500)
         Interest expense                                      (15,768)
         Loan extension expense                                 (8,000)

Minority interest                                                68,728
                                                           ------------------   -----------------

Net income (loss) before income tax                            (379,431)            (253,984)

Income tax provision                                                  -                     -
                                                           -----------------    -----------------

Net income (loss)                                            $ (379,431)         $  (253,984)
                                                           =================    =================

Earnings (loss) per share
                                                           =================    =================

Weighted average common shares outstanding                                         360,127,294
                                                           =================    =================








                         AMERIRESOURCE TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                            2005                 2004
                                                                                    -----------------    -----------------
Reconciliation of net loss use in operating activities:
         Net loss                                                                          (279,431)            (253,984)
         Non-cash items:
                       Depreciation                                                           2,499                   13
                       Non-cash services through issuance of stock                          200,390              241,369
                       Write down of investment                                              16,500

Changes in assets affecting operations (increase)/decrease
                       Accounts receivable                                                   (2,211)
                       Prepaid expenses                                                        (317)
                       Notes receivable                                                      10,870                6,371
                       Deposits                                                             (17,775)

Changes in lliabilitiesaffecting operations increase / (decrease)
                       Accounts Payable                                                      29,828
                       Accrued payroll and related expenses                                  25,000               25,000
                       Accrued interest                                                      16,304
                       Note payable - related party                                           9,225

Net cash provided by (used in) operating activities                                          10,882               18,769

Cash flows from investing activities:
                       Purchase of assets                                                   (35,530)


Cash flows from financing activities:
                       Net proceeds from borrowing                                          141,157



Increase (decrease) in cash                                                               $ 116,509             $ 18,769
                                                                                   -----------------    -----------------

Cash - beginning of the period                                                              $ 8,029             $ 34,090
                                                                                   -----------------    -----------------

Cash - end of the period                                                                  $ 124,538             $ 52,859
                                                                                   =================    =================



                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

On February 23, 2005, AmeriResource Technologies, Inc. accepted the resignation of Mr. Rod Clawson, who held a position as a member of the Board of Directors of the Company as well as a member of the Board of Directors of RoboServer Systems, Inc. and Net2Auction, Inc. Mr. Clawson's notice stated the resignation would be effective within (ten) 10 days. The Company has not yet replaced Mr. Clawson, but the Company's Board of Directors is expected to do so within ninety (90) days. Additionally, The Company currently employs Brent Crouch and David Crouch as consultants (Brent Crouch is the father of David Crouch).

NOTE 2 - BASIS OF PRESENTATION
------------------------------
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 and March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 - INVESTMENT
-------------------
A Stock Exchange Agreement was executed and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 3,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business located in San Diego California as EagleRider. Eagle Rider provides rental of Harley Davidson motorcycles and recreational equipment. This investment was accounted for as a non-marketable equity investment by the Company. However, the Company sold its interests in both 449 and WDHQ on April 19, 2005, which is fully disclosed on our Form 8-K filed with the SEC on April 28, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

Common stock

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split.

During the first quarter of 2005, the Company issued the total of 10, 892,748 shares of common stock:

400,000 shares of restricted common stock were issued for extension of note payable valued at $7,960.

8,983,277 shares of common stock were issued for consulting services valued at $161,303.

1,509,471 shares of common stock were issued for legal and professional services valued at $30,038.


Preferred stock

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share- holders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2004. Dividends are accrued but are not payable until declared by the Company.

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock". Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C is entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 750,000 shares of its Preferred Stock as "Series D Preferred Stock". Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred is redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $.001 per share with interest of 8% per annum. The holders of the Series D is entitled to receive $.001 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends in the approximate amount of $2,000,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

NOTE 5- NOTE PAYABLE

         The Company had the following notes payable as of 3/31/05.


           Note dated August 2, 2000, payable to American
           Factors, secured by 300,000 shares of the
           Company's common stock. The note bears interest
           at 15%.                                                       422,932

           Note dated March 31, 2005, unsecured, interest at
           prime, due May 11,2006                                        170,000

           Note dated 2002, none interest bearing, no
           specified due date                                             85,000


                              Total notes payable                        677,932


                              Less current portion                     (507,932)

                                                             -------------------
                              Long-term portion                         $170,000
                                                             ===================
           Maturities of notes payable at March 31, 2005, are as follows:

           2005                                                        $ 507,932
           2006                                                        $ 170,000
           Thereafter                                                         --
                                                             -------------------
                                                                       $ 677,932
                                                             ===================

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, business property & casualty insurance, and general liability meeting the standard limits which are customary in the industry.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end.

NOTE 8  MARKETABLE SECURITIES
-----------------------------

During the period ended March 31, 2005 the Company was considered to have sufficient connection with RoboServer Systems, Inc. to report on the consolidated basis. Accordingly the Company changed its reporting of RoboServer Systems, Inc. from marketable security to consolidated. During the period ended December 31, 2004 the company reported its holding in RoboServer Systems, Inc. as a marketable security at a cost of $137,500. During the period ended
March 31, 2005 the company reported RoboServer Systems, Inc. as a subsidiary on the consolidated basis.

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

         Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to confirm such statements to actual results.

      General

 The Company's operations for the 1st Quarter of 2005 were primarily affected through its subsidiaries, Net2Auction, Inc., and Net2Auction Corporation, RoboServer Systems Corp., Self-Serve Technologies, Inc., and through its 40% ownership of 449 and WDHQ. As of March 31, 2005, the Company owned 51% of Net2Auction, Inc., which owns 100% of Net2Auction Corporation. Net2Auction, Inc. is publicly traded on the NQB Pink Sheets, under the symbol of NAUC. As of March 31, 2005, we owned approximately 47% of RoboServer, while Roboserver wholly owns Self-Serve Technologies. Roboserver is publicly traded on the NQB Pink Sheets under the symbol RBSY.

         Net2Auction, Inc. ("Net2Auction") has become a leading operator of online auction drop-off locations that allow people who cannot or do not want to sell online by developing relationships through partnership agreements with independently owned and/or franchised pack and ship centers. Currently, Net2Auction operates twenty-eight (28) drop-off locations, with those locations being awarded a customer satisfaction rating exceeding 99% with a goal to have fifty (50) locations by this calendar year end. Net2Auction's relationship with EBay allows Net2Auction to reach millions of potential buyers for our customers' unwanted goods. Management hopes Net2Auction's operations and revenues will begin to generate meaningful revenue prior to June 30, 2005. To learn more see at www.net2auction.com.

          The industries involving RoboServer's point-of-sale and self-serve technologies for the fast-food restaurants and industries, in general, are increasing rapidly. Business owners are seeking out self-serve technologies through a kiosk application that allows for a more efficient service being provided to the customers as well as a reduction of labor costs for the business owners. Management believes the market is expanding quickly, creating a huge demand for self-serve technologies through the kiosk application. The Company has received numerous inquires and held meetings with some of the top Ten Fast-Food Restaurant Chains in the USA regarding the self-serve technologies through the kiosk application. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer Systems Corp. and is the entity that holds the POS software application and the Self-Serve technologies used in our kiosk applications, trademarks, copyrights, and all intellectual rights of the assets. Self-Serve is the subsidiary that has performed all of the research and development and modifications since the POS software and self-serve technologies were acquired on or about May 15, 2004. Management hopes RoboServer's operations and revenues will begin to generate meaningful revenue prior to September 30, 2005. To learn more see at www.roboservercorp.com.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

         West Texas did not have any business operations in the first quarter of 2005.

         The Company has made positive strides in its desire to become profitable with the acquisitions of Net2Auction, Inc. on or about December 9, 2004, and RoboServer Systems Corp., on or about August 26, 2004, and continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base and to achieve profitability. The Company made a significant reduction in its liabilities in the approximate amount of $1,300,000 during the calendar year ending, December 31, 2004 or subsequent thereto when the President, Delmar Janovec and spouse exchanged principal and interest in the approximate amount of $1,217,773 that was owed to them which had been loaned to the Company for operations over a time period of several years in exchange for restricted common stock. The Company also retired misc. debts that it had been carrying on the books which exceeded the State statues for collection when some of its former subsidiaries were either sold or shut down during the time frame of 1996 & 1997. The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses or divestitures of our current subsidiaries if we obtain an attractive offer from possible suitors.


Results of Operations

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended March 31, 2005 as compared to the same period in 2004.

         Revenues for the first quarter ended March 31, 2005 decreased to $2,785 from $25,000 in revenues for the same period in 2004. The operating loss increased to $407,891 as compared to $253,984 in 2004.

         The Company's net loss for the quarter ended March 31, 2005 increased significantly to a net loss of $380,321 from a net loss of $253,984 for the same period in 2004.This increase is due to an increase in administration expenses, research and development expenses, and in legal expenses. The Company's expenses for the first quarter ended March 31, 2005 as compared to the same period in 2004 are set forth below:

--------------------------------------------------- --------------- ------------
 Expenses                                                     2005          2004
--------------------------------------------------- --------------- ------------
General and Administrative                                 114,981        34,365
--------------------------------------------------- --------------- ------------
Consulting                                                 163,201       172,750
--------------------------------------------------- --------------- ------------
Employee Salaries and Bonuses                               25,000        25,000
--------------------------------------------------- --------------- ------------
Interest Expense                                            15,768             0
--------------------------------------------------- --------------- ------------
Legal and Professional                                      68,238        46,869
--------------------------------------------------- --------------- ------------
          Total Expenses                                 407,891         278,984
--------------------------------------------------- --------------- ------------

         The increase in these expenses for the first quarter of 2005 as related to the same period for 2004 is due mostly to the increased operations of its wholly-owned subsidiaries, RoboServer Systems Corp. and Net2Auction, Inc.

Liquidity and Capital Resources

         The Company's net cash used in operating activities for the three-months ended March 31, 2005 decreased to $10,882 from net cash provided by operations of $18,769 for the same period in 2004. This decrease is mainly attributable to a decrease in non-cash services through the issuance of stock to $200,390 for the first quarter of 2005 from $241,369 for the first quarter of 2004, and an increase in notes receivable from $6,371 for the three months ended March 31, 2004 to $10,870 for the three months ended March 31, 2005.

         There was $ 0 in cash flow from investing activities for the first quarter of 2005 as was the case for the same period in 2004.

         There was $141,157 in cash flow from financing activities for the first quarter of 2005 as compared to $17,813 for the same period in 2004.

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

     (b) On March 1, 2005, the Company filed on Form 8-K its notice that Rod Clawson, a Director of the Company, had given a 10 day notice that he would effectively resign his position effectively, on March 5, 2005.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
--------------------------------------
Delmar Janovec, Chief Executive Officer and
Principal Financial Officer



Dated: May 23, 2005

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

 3(ii)        *                 Bylaws of the Company. (Incorporated by
                                reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1192.)

31(i)         13                Certification of Chief Executive Officer and
                                principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)         14                Certification of Chief Executive Officer and
                                principal financial officer of AmeriResource
                                Technologies, Inc. Pursuant to 18 U.S.C. ss.1350

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

4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: May 23, 2005

/s/ Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 23, 2005                                  /s/ Delmar Janovec
                                                     ---------------------------
                                                     Delmar Janovec
                                                     Chief Executive Officer and
                                                     Principal Financial Officer



This certification shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent as shall be expressly set forth by specific reference.