Form 10QSB
period 2005-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2005-08-22
CIK 876490

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2005.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from __________  to __________.


COMMISSION FILE NUMBER: 0-20033


                        AMERIRESOURCE TECHNOLOGIES, INC.
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                  84-1084784
         ---------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120
              ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 214-4249
                                 ---------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


         On August 12, 2005, there were 59,789,592 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION                                             3

   ITEM 1.   Financial Statements                                            F-1
   ITEM 2.   Management's Discussion & Analysis or Plan of Operations          4
   ITEM 3.   Controls and Procedures                                           7

PART II   -  OTHER INFORMATION                                                 7

   ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds       7
   ITEM 6.   Exhibits and Reports on Form 8-K                                  7

SIGNATURES                                                                     8
INDEX TO EXHIBITS                                                              9
    CERTIFICATIONS 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2005, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2004.

                                   AMERIRESOURCE TECHNOLOGIES, INC
                                           AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                              Unaudited


                           ASSETS
                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                              -----------------   -----------------
   Net Assets
  -----------
  Cash and cash equivalents                                                          $ 284,064             $ 8,029
  Prepaid expenses                                                                       6,553
  Accounts receivable                                                                    2,211
  Notes receivable                                                                       6,065              16,935
                                                                              -----------------   -----------------


                 Total Current Assets                                                  298,893              24,964

                                                                                             -              71,500
                                                                              -----------------   -----------------
   Investment:
   -----------

 Fixed Assets:
 -------------
  Equipment                                                                             64,198
  Leasehold improvements                                                                 1,602               7,442
  Accumulated depreciation                                                              (2,427)               (411)
                                                                              -----------------   -----------------

                 Net Fixed Assets                                                       63,373               7,031

Other Assets:
-------------
  Marketable securities                                                                    621             138,121
  Investment in subsidiary                                                              80,000
  Deposits                                                                               6,111
  Intangible assets net of amortization                                                 49,156
  Accumulated amortization                                                              (5,443)
                                                                              -----------------   -----------------

                 Total Other Assets                                                    130,445             138,121
                                                                              -----------------   -----------------

                 Total Assets                                                        $ 492,711           $ 241,616
                                                                              =================   =================




                                   AMERIRESOURCE TECHNOLOGIES, INC
                                           AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                              Unaudited
                                             (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                              -----------------   -----------------
Current Liabilities
  Accounts payable                                                                    $ 23,584               $ 973
  Notes payable                                                                        638,932             422,932
  Accrued interest                                                                     150,629             109,114
  Notes payable - related party                                                          5,600              19,736
  Accrued expenses                                                                      60,000
                                                                              -----------------   -----------------

                 Total Current Liabilities                                             878,745             552,755

Non-Current Liabilities:
  Commitments and contingencies                                                        105,000             105,000
  Notes payable                                                                         40,000
                                                                              -----------------   -----------------

                 Total Other Liabilities                                               145,000             105,000
                                                                              -----------------   -----------------

                 Total Liabilities                                                   1,023,745             657,755
                                                                              -----------------   -----------------

Stockholder's Equity
  Preferred stock, $.001 par value; authorized                                             131                 131
  10,000,000 shares; Class A, issued and outstanding
   131,275 shares

  Preferred stock, $.001 par value; authorized,                                            177                 177
  10,000,000; Class B, issued and outstanding,
   177,012 shares

  Preferred stock, $.001 par value; authorized,                                          1,000               1,000
   1,000,000 shares; Class C, issued and outstanding,
   1,000,000 shares

  Preferred stock, $.001 par value; authorized, 750,000                                    250                 250
  shares; Class D, none issued and outstanding

  Common Stock, $.0001 par value; authorized,                                            6,068               3,027
   3,000,000,000 shares; issued and outstanding,
   41,169,164 and 30,276,416

  Comprehensive loss on marketable securities                                           (3,108)             (3,108)

  Additional paid in capital                                                        17,454,990          16,872,614

  Retained earnings                                                                (18,604,734)        (17,290,230)

  Minority interest                                                                    614,192
                                                                              -----------------   -----------------
                 Total Stockolders' Equity                                            (531,034)           (416,139)

                 Total Liabilities and Stockholders' Equity                          $ 492,711           $ 241,616
                                                                              =================   =================

                              AMERIRESOURCE TECHNOLOGIES, INC
                                     AND SUBSIDIARIES
                         Consolidated Statement of Operations
                                       Unaudited


                                         For the quarter ended  For the six months ended
                                                  June 30,               June 30,
                                               2005      2004         2005      2004
                                            ---------  --------  ---------  --------

Net service income                             $ 300       $ -      3,085
Sales                                         12,549               12,549
Consulting income                                       15,000               40,000
                                           ---------  --------  ---------  --------

            Revenues                          12,849    15,000     15,634    40,000

Cost of goods sold                            62,554         -     64,852
                                           ---------  --------  ---------  --------

            Gross Profit                     (49,705)   15,000    (49,218)   40,000

Operating expenses

     General and administrative expenses     104,478     8,364    194,459    42,729

     Salaries                                 35,000    25,000     60,000    50,000

     Legal and professional                   85,425    47,341    153,663    94,210

     Consulting                              388,102   423,283    576,303   494,701

     Research and development                 50,468               87,426
                                           ---------  --------  ---------  --------

            Operating loss                 (713,178)  (488,988) (1,121,069)(641,640)

Other income (expenses)
     Loss on write-down of investment             -                (16,500)(101,332)
     Interest expense                       (27,740)               (43,508)
     Loan extension expense                       -                 (8,000)

Minority interest                            131,339                200,067
                                            ---------  --------    -------- --------

Net income (loss) before income tax        (609,579)  (488,988) (989,010)  (742,972)

Income tax provision                              -         -
                                            ---------  --------  ---------  --------

Net income (loss)                         $ (609,579)$ (488,988$ (989,010)$ (742,972)
                                             =========  ========  =========  ========

Earnings (loss) per share                       (0.01)    (0.04)     (0.02)    (0.07)
                                             =========  ========  =========  ========

Weighted average common                   52,122,168 11,572,476 48,071,924 10,197,607
shares outstanding
                                          ========== ========== ========== ==========



                             AMERIRESOURCE TECHNOLOGIES, INC
                                     AND SUBSIDIARIES
                     Consolidates Statement of Stockholders' Equity
                                        Unaudited                                                Accumulated
                                            $.0001 par value      Preferred stock                  Other
                                              Common stock        $.001 par value   Additional  Comprehensive  Accumulated  Minority
                                           Shares     Amount     Shares     Amount Paid in capital   Loss         Deficit   Interest
                                          ----------  -------  ---------    ------ ---------------  -------     ---------- ---------
Balance at December 31, 2003                7,828,854  $ 783   1,329,621     1,330  $ 16,110,805 $  (3,108)    (14,771,694)

Shares Issued:
     Consulting services                  12,062,604   1,206     228,666       228       380,682
     Legal services                        1,048,617     105                              94,038
     Extension/modification of note          453,475      45                                (45)
     Options Exercised                       227,250      23                                (23)
     Investment in Eaglerider                250,000      25                              71,475
     Subscription agreement                1,206,575     121                               (121)
     Reduction of note payable             5,000,000     500                              99,500
     Net loss for the year                                                                                      (2,518,536)
     Fractional shares, rounding from split2,199,041     219                             116,303
                                          -----------  ------  -----------  -------   ------------   ------     ----------- --------

Balance at December 31, 2004              30,276,416   3,027    1,558,287    1,558     16,872,614    (3,108)    (17,290,230)       -
                                          -----------  ------  -----------  -------   ------------   -------    ----------- --------

Shares Issued:
     Extension/modification of note         400,000       40                                7,960
     Consulting services                  8,983,277      898                              161,303
     Legal services                       1,509,471      151                               30,038
     Net loss for the period                                                                                      (379,431)   68,728
     Subsidiaries Roboserver and Net2auction                                                                      (221,486)   22,142

Balance at March 31, 2005                 41,169,164   4,116    1,558,287    1,558      17,071,915   (3,108)   (17,891,147)   90,870
                                          ==========   =====   ==========    =======    ============  =======    ===========  ======



                         AMERIRESOURCE TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                      Consolidates Statement of Cash Flows
                                   Unaudited
                            For the six months ended
                                                            June 30,
                                                    2005                  2004
                                                  ---------             --------
Reconciliation of net loss use in operating activities:
  Net loss                                        (989,010)            (742,972)
    Non-cash items:
      Depreciation/amortization                      7,459                    26
      Non-cash services through issuance of stock  585,582               683,451
      Write down of investment                      16,500

Changes in assets affecting operations (increase)/decrease
      Accounts receivable                          (2,211)
      Prepaid expenses                             (6,553)
      Notes receivable                             10,870                  6,371
      Deposits                                     (6,111)

Changes in liabilities affecting operations increase / (decrease)
      Accounts Payable                              22,611
      Accrued payroll and related expe              60,000                59,000
      Accrued interest                              41,515
      Note payable - related party                 (14,136)

                                                   ---------            --------
Net cash provided by (used in)operating activities (273,484)               5,876
                                                   ---------            --------

Cash flows from investing activities:
      Purchase of assets                            (58,358)
      Purchase of intangible assets                 (49,156)
      Purchase of subsidiary                        (80,000)

                                                    ---------           --------
Net cash used in investing activities               (187,514)
                                                    ---------           --------

Cash flows from financing activities:
      Net proceeds from borrowing                    256,000
      Net proceeds from issuance of common stock     481,033

                                                    ---------           --------
Net cash provided by financing activities            737,033
                                                    ---------           --------


Increase (decrease) in cash                         $ 276,035           $  5,876
                                                    ---------           --------

Cash - beginning of the period                      $   8,029           $ 34,090
                                                    ---------           --------

Cash - end of the period                            $ 284,064           $ 39,966
                                                     =========          ========
                                      F-5

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

NOTE 2 - BASIS OF PRESENTATION
-------------------------------
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal years ending December 31, 2005. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, VOIPCOM USA, Inc., and Tomahawk Construction Company. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period.



NOTE 3 - INVESTMENT
-------------------
On or about April 15, 2005, the Company purchased the majority stock of the voting common stock of VOIPCOM USA, Inc. for the price of Eighty thousand dollars ($80,000.00). VOIPCOM USA, Inc. is a Delaware corporation. The Company effectively, controls approximately 97% or Twenty-three million (23,000,000) shares of the outstanding voting common stock of VOIPCOM USA, INC. This purchase is being treated as an investment in subsidiaries.

A Stock Exchange Agreement was executed and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 3,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business located in San Diego, California, as EagleRider. Eagle Rider provides rental of Harley Davidson motorcycles and recreational equipment. This investment was accounted for as a non-marketable equity investment by the Company. However, the Company sold its interests in both 449 and WDHQ on April 19, 2005, which we disclosed on Form 8-K, filed with the SEC on April 28, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Common stock

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse split.

During the second quarter ending, June 30, 2005, the Company issued the total of 19,252,030 shares of common stock:

         17,161,030 shares of common stock were issued for consulting services valued at $343,207.

         2,091,000 shares of common stock were issued for legal and professional services valued at $41,820.

Preferred stock

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company at any time at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2004. Dividends are not payable until declared by the Company.

NOTE 4 - STOCKHOLDERS' EQUITY (con't)
-----------------------------
On or about April 27, 2005, the Company filed with the Securities & Exchange Commission the AmeriResource Technologies, Inc. 2005 Stock Incentive Plan for the purpose of encouraging AmeriResource's officers, employees, and the officers, and employees of the Companies subsidiaries and other people, to acquire a proprietary interest in the Company and strengthening their desire to remain with the Company. The Stock Incentive Plan was filed on Form S-8 for the registration of Twenty-five Million (25,000,000) shares of common stock pursuant to Section 12 of the Exchange Act.

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock". Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common

Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at a redemption price of $2.00 per share with interest of 8% per annum. The holders of the Series C also possess liquidation rights of $2.00 per share superior in priority to holders of common stock or any junior securities.

On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State of the State of Delaware to designate 750,000 shares of its Preferred Stock as "Series D Preferred Stock". Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred shall be redeemable by the Corporation at any time at a redemption price of $.001 per share with interest of 8% per annum. The holders of the Series D also possess liquidation right of $.001 per share superior in priority to holders of common stock or any junior securities.

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends relating to Series A and B Preferred Stock in the approximate amount of $2,000,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

NOTE 5- NOTE PAYABLE
--------------------
The Company had the following notes payable outstanding as of June 30, 2005:


   Note  dated  August  2,  2000,  payable  to  American  Factors,
   secured by 300,000  shares of the Company's  common stock.  The       422,932
   note bears interest at 15%.

   Note dated 2002, no interest bearing, no specified due date            85,000

   Note dated  April 12,  2005,  prime plus 3%  interest  bearing, with due date of November 12, 2005.  Parties have the option to
   convert to R-144 stock upon mutual consent.                            80,000



   Note dated 2005, $1,000 interest, due July 2005.                       51,000

   Note dated 2005, prime interest, due in 14 months                      40,000



             Total notes payable                                         678,932

             Less current portion                                      (638,932)
                                                          ----------------------

             Long-term portion                                       $    40,000
                                                          ======================
             Maturities of notes payable at June 30, 2005, are as follows:

                  2005                                                 $ 638,932
                  2006                                                    40,000
                  2007                                                        --
                  Thereafter                                                  --
                                                                       $ 678,932

NOTE 6 - GOING CONCERN UNCERTAINTY
----------------------------------
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.
It is management's opinion the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through mergers and/or acquisition of profitable operations.

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

NOTE 8 - MARKETABLE SECURITIES
------------------------------
During the period ended June 30, 2005, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp. and Net2Auction, Inc.; therefore both companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp. and Net2Auction, Inc. are 46% and 47%, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements.
GENERAL

         The Company's operations for the quarter ending June 30, 2005 were primarily affected through its subsidiaries, Net2Auction, Inc. ("Net2Auction"), and Net2Auction Corporation, RoboServer Systems Corp. ("RoboServer"), and Self-Serve Technologies, Inc. As of June 30, 2005, the Company owned 45.5% of Net2Auction, which owns 100% of Net2Auction Corporation. Net2Auction is publicly traded on the NQB Pink Sheets under the symbol of NAUC. As of June 30, 2005, the Company owned approximately 44.5% of RoboServer, while RoboServer wholly owns Self-Serve Technologies, Inc. RoboServer is publicly traded on the NQB Pink Sheets under the symbol RBSY.

NET2AUCTION, INC.

         Net2Auction has become one of the largest operators of online auction drop-off locations by developing relationships through partnership agreements with independently owned and/or franchised pack and ship centers. In order to assist in growing the operations and increasing revenues, management made the decision to utilize a proprietary software program that provides an all encompassing system which ties in eBay, PayPal, Net2Auction, and the customer. Net2Auction's relationship with EBay allows Net2Auction to reach millions of potential buyers for our customers' unwanted goods.

         Management believes Net2Auction's operations and revenues will continue to grow whereby increasing revenues each month through the end of 2005 and into 2006, which will bring meaningful revenues for the Company. Currently, Net2Auction operates forty (40) drop-off locations in San Diego and Orange County, California. Net2Auction's goal is to have seventy-five (75) drop-off locations in place by the end of 2005. Net2Auction moved its headquarters in May 2005 to 10979 San Diego Mission Rd., San Diego, CA 92108. To learn more go to www.net2auction.com.

ROBOSERVER SYSTEMS CORP.

         RoboServer continues to explore market opportunities in the restaurant business and has uncovered several potential markets outside of the traditional fast food arena. Although the flagship point of sale software remains potentially a significant module to the main product line of self-service kiosks, emphasis has migrated from the flagship POS system to new applications and product models of kiosks. Through market research, management believes the POS market is near saturation and RoboServer will use all available resources on the kiosk products. The shift in emphasis to kiosk based ordering systems, while delaying revenue generation, has uncovered an underserved market.

         RoboServer is spending considerable efforts to educate corporate offices about its Kiosk based customer system. RoboServer has signed its first pilot site for this new technology and anticipates the deployment of its first finished product in late summer of 2005. RoboServer believes that within the next two to three years, 20% to 30% of the fast food restaurants in the United States will deploy some type of this technology to their retail outlets to provide customer service plus accrue the benefits in labor cost savings. Management believes RoboServer's operations and revenues will begin to generate meaningful revenue prior to December 31, 2005. To learn more go to www.roboservercorp.com.

WEST TEXAS REAL ESTATE AND RESOURCES, INC.

         West Texas did not have any business operations in the second quarter of 2005.

VOIPCOM USA, INC.

         Voipcom USA, Inc. did not have any business operations in the second quarter of 2005.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six-month period ended June 30, 2005 as compared to the same period in 2004.

         Revenues for the second quarter ended June 30, 2005 increased to $ 12,849 from $0 in revenues for 2004. The Company's net loss for the quarter ended June 30, 2005 increased to $609,579 from $488,988 in 2004. The Company's expenses for the second quarter ended June 30, 2005 as compared to 2004, are set forth below:

               ------------------------------------------------------- --------------- -------------
                                      Expenses                         Quarter ended     Quarter
                                                                         6/30/2005        ended
                                                                                        6/30/2004
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               General and Administrative                                 104,478         8,364
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Consulting                                                 388,102        423,283
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Employee Salaries and Bonuses                               35,000         25,000
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Interest Expense                                            27,740           0
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
               Legal and Professional                                      85,425         47,341
               Research and development                                    50,468
               Cost of goods sold                                          62,554
               ------------------------------------------------------- --------------- -------------
               ------------------------------------------------------- --------------- -------------
                                   Total Expenses                         753,767        503,988
               ------------------------------------------------------- --------------- -------------

         The increase in these expenses for the second quarter of 2005 relative to the same period for 2004 is primarily related to an increase in non-cash services of $325,027.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash used in operating activities for the six months ended June 30, 2005 increased to $273,484 from net cash provided by operating activities of $5,876 for the same period in 2004. This increase is mainly attributable to a decrease in expense from non-cash services through the issuance of stock to $585,582 for the six months of 2005 from $683,451 for the six months of 2004, and an increase in net loss of $989,010 for the six months ended June 30, 2005, compared to a net loss of $742,972 for the six months ended June 30, 2004.


         Net cash used in investing activities increase to $187,514 for the six-months ended June 30, 2005, up from $0 for the same period in 2004. This increase is due to the purchase of Voipcom USA, Inc.

         Net cash provided by financing activities was $737,033 for six-months ended June 30, 2005, compared to $0 for the same period in 2004. This increase is due to increased borrowing and the issuance of common stock.

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

                           PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

         Although the Company did not issue any of its own common stock during the quarter ended June 30, 2005, two of the Company's subsidiaries, RoboServer and Net2Auction, did issue common stock in unregistered offerings. Because we have consolidated our financial statements to include RoboServer and Net2Auction, the following is a disclosure of their equity issuances during the second quarter.

         On or about April 19, 2005, Roboserver issued 165,000 shares of common stock as consideration for consulting services rendered. On or about
June 28, 2005, Roboserver issued 30,000 shares of common stock in conjunction with the private placement of securities. On or about June 29, 2005, Roboserver issued 410,000 shares of common stock in conjunction with the conversion of a loan. Additionally, Net2Auction, on or about May 13, 2005, issued 1,000,000 hares in conjunction with a private placement of securities, and on or about June 23, 2005, Net2Auction issued an additional 5,000,000 shares of common stock following the exercise of options by Net2Auction option holders. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act and Regulation D.


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

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar A. Janovec
----------------------------------------------
Delmar A. Janovec, Chief Executive Officer and
Principal Financial Officer



Dated: August 22, 2005

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

3(ii)             *               Bylaws of the Company. (Incorporated by
                                  reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

31(i)              10             Certification of Chief Executive Officer
                                  and Principal Financial Officer under
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)              11             Certification of Chief Executive Officer and
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

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: August 22, 2004

/s/ Delmar A. Janovec
--------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

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

                                                     /s/ Delmar A. Janovec
Dated: August 22, 2004                               ---------------------
                                                     Delmar A. Janovec
                                                     Chief Executive Officer and
                                                     Principal Financial Officer