Form 10QSB
period 2005-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2005-11-21
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(Issuer’s Telephone Number)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     On November 16, 2005, there were 73,989,347 outstanding shares of the issuer’s common stock, par value $0.0001.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2005, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.
     The consolidated financial statements for the Company included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. Because of the nature of the Company’s business, the results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2004.

AMERIRESOURCE TECHNOLOGIES, INC
AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$134,020	$8,029
Prepaid expenses	4,000
Accounts receivable	2,311
Inventory	3,122
Notes receivable	6,065	16,935

Total Current Assets	149,518	24,964

Investment:	—	71,500

Fixed Assets:
Equipment	100,605
Leasehold improvements	7,983	7,442
Accumulated depreciation	(6,571)	(411)

Net Fixed Assets	102,017	7,031

Other Assets:
Marketable securities		138,121

Deposits	7,774
Intangible assets net of amortization	200,981
Accumulated amortization	(7,459)

Total Other Assets	201,296	138,121

Total Assets	$452,831	$241,616

AMERIRESOURCE TECHNOLOGIES, INC
AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited
(continued)

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,489	$973
Notes payable	627,932	422,932
Accrued interest	172,642	109,114
Notes payable — related party	8,421	19,736
Accrued expenses	85,000

Total Current Liabilities	947,484	552,755

Non-Current Liabilities:
Commitments and contingencies	105,000	105,000
Notes payable

Total Other Liabilities	105,000	105,000

Total Liabilities	1,052,484	657,755

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; Class A, issued and outstanding 131,275 shares	131	131

Preferred stock, $.001 par value; authorized, 10,000,000; Class B, issued and outstanding, 177,012 shares	177	177

Preferred stock, $.001 par value; authorized, 1,000,000 shares; Class C, issued and outstanding, 1,000,000 shares	1,000	1,000

Preferred stock, $.001 par value; authorized, 750,000 shares; Class D, none issued and outstanding	250	250

Common Stock, $.0001 par value; authorized, 3,000,000,000 shares; issued and outstanding, 73,989,347 and 30,276,416	7,399	3,027

	September 30,	December 31,
	2005	2004
Comprehensive loss on marketable securities	(3,108)	(3,108)

Additional paid in capital	17,703,948	16,872,614

Retained earnings	(19,082,223)	(17,290,230)

Minority interest	772,773

Total Stockholders’’ Equity	(599,653)	(416,139)

Total Liabilities and Stockholders’ Equity	$452,831	$241,616

AMERIRESOURCE TECHNOLOGIES, INC
AND SUBSIDIARIES
Consolidated Statement of Operations
Unaudited

	For the quarter ended	For the quarter ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net service income	$42,405	$—	54,954
Sales Consulting income	300	40,000	3,385	95,000

Revenues	42,705	40,000	58,339	95,000
Cost of goods sold	93,874	—	150,596

Gross Profit	(51,169)		(92,257)	95,000
Operating expenses
General and administrative expenses	180,241	20,367	418,857	86,558
Salaries	25,000	25,000	75,000	75,000
Legal and professional	109,510	53,350	263,173	161,159
Consulting	173,677	359,176	749,980	841,127
Research and development	66,350		153,776

Operating loss	(605,947)	(417,893)	(1,753,043)	(1,068,844)
Other income (expenses)
Loss on write-down of investment	(621)	(1,700,000)	(17,121)	(1,700,000)
Interest expense	(23,883)	(154)	(39,651)	(844)
Loan extension expense	—	(8,000)
Minority interest	162,124		362,191

Net income (loss) before income tax	(468,327)	(2,118,047)	(1,455,624)	(2,769,688)
Income tax provision	—	—

Net income (loss)	$(468,327)	$(2,118,047)	$(1,455,624)	$(2,769,688)

Earnings (loss) per share	(0.01)	(0.12)	(0.03)	(0.27)

Weighted average common shares outstanding	67,205,271	17,239,121	52,132,881	10,324,782

AMERIRESOURCE TECHNOLOGIES, INC
AND SUBSIDIARIES
Consolidates Statement of Cash Flows
Unaudited

	For the 9 Months ended	For the 9 Months ended
	September 30 2005	September 30 2004
Reconciliation of net loss use in Operating activities:
Net loss	(1,455,624)	(2,769,688)
Non-cash items:
Depreciation/amortization	10,659	39
Non-cash services through issuance of stock	762,871	762,856
Write down of investment	17,121	1,700,000

Changes in assets affecting operations (increase)/decrease
Accounts receivable	(2,311)
Inventory	(3,122)
Notes receivable	10,870	1,371
Deposits	(7,774)
Prepaid	(4,000)

Changes in liabilities affecting operations increase / (decrease)
Accounts Payable	52,516
Accrued payroll and related expenses	85,000	112,659
Accrued interest	63,528
Note payable — related party	(11,315)

Net cash provided by (used in) operating activities	(481,581)	(192,763)

Cash flows from investing activities:
Purchase of assets	(101,146)	(29,904)
Loss of Fixed Assets
Purchase of subsidiary	(200,981)

Net cash used in investing activities	(302,127)	(29,904)

Cash flows from financing activities:
Net proceeds from borrowing		140,000
Net proceeds from issuance of common stock	1,062,033	64,929

Net cash provided by financing activities	1,062,033	204,929

Increase (decrease) in cash	125,991	$(17,738)

Cash — beginning of the period	$8,029	$34,090

Cash — end of the period	$134,020	$16,352

NOTE 1 – DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES
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
NOTE 2 – BASIS OF PRESENTATION
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal years ending December 31, 2005. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement on Form 10-KSB .
Principles of consolidation
The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corporation, VOIPCOM USA, Inc., Auction Boulevard, and AuctionWagon, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.
Loss per common share
Loss per common share is based on the weighted average number of common shares outstanding during the period.
NOTE 3 – INVESTMENT
AmeriResource’s subsidiary, Net2Auction, Inc., executed an Asset Purchase Agreement on or about September 14, 2005 with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc. The Agreement called for a payment of $45,000.00 and $35,000.00 in value of Net2Auction restricted common stock (the “Net2Auction Shares”), based upon the preceding five (5) day trading average prior to the closing on September 27, 2005, resulting in Net2Auction’s issuance of

Seventeen Thousand One Hundred Seventy-seven (17,177) shares of R-144 common stock being issued to Jake Ptasznik.
AmeriResource’s minority owned subsidiary, Net2Acution, Inc., executed an Stock Exchange Agreement with Josh MacAdam, David MacAdam, Devine Bailey, and Karen Chang, as 100% of the shareholders of AuctionWagon, Inc., in exchange for One Million Eight Hundred Twenty-five thousand (1,825,000) shares of Net2Auction common restricted stock (the “Net2Auction Shares”). In the event Net2Auction stock price is below two dollars ($2.00) per share at the close of trading on the Closing Date, Net2Auction will transfer an additional Two Hundred Fifty Thousand (250,000) shares of common restricted stock to the AWI Shareholders, which will be distributed pro rata. upon closing.
Net2Auction, Inc. provided the AuctionWagon shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional One Million ninety-five thousand (1,095,000) shares of Net2Auction common stock to be distributed to the AWI Shareholders pro rata.
NOTE 4 – STOCKHOLDERS’ EQUITY
Common stock
In December of 2004, the Company approved a 40 for 1 reverse stock split. All shares figures are shown after the post reverse split.
During the third quarter ending, September 30, 2005, the Company issued the total of 13,568,153 shares of common stock:
4,337,779 shares of common stock were issued for consulting services valued at $86,756.
4,526,670 shares of common stock were issued for legal and professional services of $90,533.
1,000,000 shares issued in exercise of option for $23,000 in cash.
3,703,704 R-144 shares issued in exchange for $50,000 cash.
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
On or about September 30, 2005, the Company amended its 2005 Stock Incentive Plan for the purpose of encouraging AmeriResource’s officers, employees, and the officers, and employees of the Companies subsidiaries and other people, to acquire a proprietary interest in the Company and strengthening their desire to remain with the Company. The post-effective amendment was filed on Form S-8 for the registration of an additional Thirty Million (30,000,000) shares of common stock pursuant to Section 12 of the Exchange Act.
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
On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State of the State of Delaware to designate 750,000 shares of its Preferred Stock as “Series D Preferred Stock”. Each share of the Series D Stock shall be convertible into one share of common stock of the Company. Each share of the outstanding Series D Preferred shall be redeemable by the Corporation at any time at a redemption price of $.001 per share with interest of 8% per annum. The holders of the Series D also possess liquidation right of $.001 per share superior in priority to holders of common stock or any junior securities.

NOTE 5- NOTE PAYABLE
The Company had the following notes payable outstanding as of September 30, 2005:

Note dated August 2, 2000, payable to American Factors, secured by 300,000 shares of the Company’s common stock. The note bears interest at 15%	422,932

Note dated 2002, no interest bearing, due on demand	90,000

Note dated April 12, 2005, prime plus 3% interest bearing, with due date of November 12, 2005. Parties have the option to convert to R-144 stock upon mutual consent	80,000

Note dated 2005, prime interest, due in 11 months	35,000

Total current notes payable	627,932

Total current notes payable	$627,932

Maturities of notes payable at September 30, 2005, are as follows:

2005	$627,932
2006
2007	—
Thereafter	—

$627,932

NOTE 6 – GOING CONCERN UNCERTAINTY
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
It is management’s opinion the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through mergers and/or acquisition of profitable operations.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen’s compensation, business property & casualty insurance, general liability, and auto meeting the standard limits which are customary in the industry.
The Company through its subsidiary Net2Auction signed a sub-lease on a retail location at 17412 Ventura Boulevard, Encino, California. The terms call for base monthly rent of $2,340 per month until January 2007, then $2,460 until January 2008, then $2,580 through December 2008.
Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end.
NOTE 8 — MARKETABLE SECURITIES
During the period ended September 30, 2005, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp. and Net2Auction, Inc.; therefore both companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp. and Net2Auction, Inc. are 46.5% and 44.1%, respectively.
NOTE 9 – SUBSEQUENT EVENTS
AmeriResource’s majority owned subsidiary, Net2Acution, Inc., executed an Stock Exchange Agreement with the Josh MacAdams, David MacAdams, Devine Bailey, and Karen Chang, as the shareholders of AuctionWagon, Inc., representing Eight Thousand eight hundred eighty-one (8,881) shares or 100% ownership of the Company in exchange for One Million Eight Hundred Twenty-five thousand (1,825,000) shares of NAUC common restricted stock (the “NAUC Shares”). In the event NAUC stock price is below two dollars ($2.00) per share at the close of trading on the Closing Date, NAUC will transfer an additional Two Hundred Fifty Thousand (250,000) shares of common restricted stock to the AWI Shareholders, which will be distributed pro rata, upon closing.
Net2Auction, Inc. provided a Price Protection on the NAUC shares that in the event the share price of NAUC is below the share price of it’s common stock at the close of trading on October 6, 2007, NAUC will issue within thirty days following the October 6, 2007 date, an additional One Million ninety-five thousand (1,095,000) shares of NAUC common stock to be distributed to the AWI Shareholders pro rata.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements.
GENERAL
     The Company’s operations for the quarter ending September 30, 2005 were primarily affected through its subsidiaries, Net2Auction, Inc. (“Net2Auction”), Net2Auction Corporation, RoboServer Systems Corp. (“RoboServer”), and Self-Serve Technologies, Inc. As of September 30, 2005, the Company owned 45.5% of Net2Auction, which owns 100% of Net2Auction Corporation. Net2Auction is publicly traded on the Pink Sheets under the symbol of NAUC. As of September 30, 2005, the Company owned approximately 44.5% of RoboServer, while RoboServer wholly owns Self-Serve Technologies, Inc. RoboServer is publicly traded on the Pink Sheets under the symbol RBSY.
NET2AUCTION, INC.
     Net2Auction has become one of the largest operators of online auction drop-off locations by developing partnership agreements with independently owned and/or franchised pack and ship centers. In order to assist in growing the operations and increasing revenues, management made the decision to utilize a proprietary software program that provides an all encompassing system which ties together eBay, PayPal, Net2Auction, and the customer. Net2Auction’s relationship with eBay allows Net2Auction to reach millions of potential buyers for our customers’ unwanted goods.
     Management believes Net2Auction’s operations and revenues will continue to grow each month through the end of 2005 and into 2006, which will generate meaningful revenues for Net2Auction. Currently, Net2Auction operates fifty (50) drop-off locations in San Diego and Orange County, California. Net2Auction’s goal is to have seventy-five (75) drop-off locations in place by the end of 2005. Net2Auction’s headquarters are located at 10979 San Diego Mission Rd., San Diego, CA 92108. To learn more about Net2Auction, go to www.net2auction.com.

AuctionWagon
     Net2Auction closed a Stock Exchange Agreement, entered into on September 30, 2005, by and between Net2Auction, AuctionWagon, Inc. (“AWI”), and the following individuals who constitute all of AWI’s shareholders: David MacAdam, Josh MacAdam, Devin Bailey, and Karen Chang (the “AWI Shareholders”). Under the terms of the agreement, Net2Auction acquired all of the outstanding common stock of AWI from the AWI Shareholders in exchange for 1,825,000 shares of Net2Auction common stock. The agreement also provides that Net2Auction will provided the AWI Shareholders with an additional 1,095,000 shares of Net2Auction common stock in the event the closing trading price of Net2Auction common stock is less than $2.00 at the end of trading on October 6, 2007. Following the completion of the exchange transaction, AWI became a wholly-owned subsidiary of Net2Auction. Josh and David MacAdam have remained with AWI and are continuing in their prior roles as President and Vice-President of AWI.
     AWI was incorporated in September of 2003 and became the first eBay consignment store in the Los Angeles market. AWI is the first company to qualify as both an eBay certified developer and an eBay Trading Post. AWI is a frontrunner in both the retail and software segments of the industry, being featured in Entrepreneur, the New York Times, and the Wall Street Journal. AWI currently markets its consignment software to drop-off stores, and maintains a national affiliate network of drop-off locations.
     AWI’s software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, and check writing as well as integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month per customer. For additional information about AWI, see www.auctionwagon.com.
Auction Boulevard
     On September 14, 2005, Net2Auction acquired assets from Netelectronics.com d/b/a Auction Boulevard (“AB”). AB is an operator of online auction drop-off locations. Among the assets acquired by Net2 Auction were all rights to the AB name, all of AB intellectual property, and all eBay accounts opened by AB. Additionally, AB assigned to Net2Auction the lease to AB’s principle place of business, located in Encino, California.
     The acquisition was made pursuant to a certain Agreement for Purchase and Sale of Assets between Net2Auction and AB. The purchase price for AB’s assets was $80,000, with $45,000 of the total purchase price paid in cash and the remainder of the purchase price paid for in common stock of Net2Auction. Net2Auction is currently integrating the assets acquired into its online auction drop-off business.
     AB is a Trading Assistant, as determined by e-Bay, with operations and drop-off store located at 17412 Ventura Boulevard, Encino, CA (northern Los Angeles area). Auction Boulevard has accumulated in excess of 2,000 positive feedbacks on eBay and has a 99% positive feedback rating as determined under eBay’s guidelines. For additional information about the AB, see www.auctionboulevard.com.
ROBOSERVER SYSTEMS CORP.
     RoboServer has entered into the final development of its self-serve kiosk units, and the beta testing phase this third quarter by deploying units in Southern California fast food markets. These self-serve kiosk units are being tested in the actual fast-food environments with results being encouraging, both at the restaurant management and customer levels. The beta testing phase will continue through the end of this year and well into 2006.
     RoboServer continues to receive numerous inquires about the self-serve kiosk units on a daily basis and is currently in discussions with fast food chains regarding business proposals for the pricing of RoboServer’s self-serve kiosk units. Management believes RoboServer’s operations will begin to generate meaningful revenues by the second quarter of 2006, based upon the preliminary results of the ongoing beta testing. For additional information about RoboServer, go to www.roboservercorp.com.
WEST TEXAS REAL ESTATE AND RESOURCES, INC.
     West Texas did not have any business operations in the third quarter of 2005 and the Company does not have any future plans for West Texas.
VOIPCOM USA, INC.
     VOIPCOM USA, Inc. did not have any business operations in the third quarter of 2005 however; the Company is currently searching for a viable business that will afford the Company, assets, revenues, and net profits.
RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine-month period ended September 30, 2005 as compared to the same period in 2004.
     Revenues for the third quarter ended September 30, 2005 increased to $44,405 from $0 in revenues for 2004. The Company’s net loss for the quarter ended September 30, 2005 decreased to $468,327 from $2,118,047 in 2004 was primarily due to a one-time write-off of an oil and gas lease that had expired. The Company’s expenses for the third quarter ended September 30, 2005 as compared to 2004, are set forth below:

	Quarter	Quarter
	ended	ended
Expenses	9/30/2005	9/30/2004
General and Administrative	180,241	20,367
Consulting	172,677	359,176
Employee Salaries and Bonuses	25,000	25,000
Interest Expense	23,883	154
Legal and Professional	109,510	53,350
Research and development	66,350	-0-
Cost of goods sold	93,874	-0-

Total Expenses	672,535	458,325

     The increase in expenses for the third quarter of 2005 relative to the same period for 2004 is primarily related to the increase in general & administrative expenses to $180,241 for the quarter ended September 20, 2005, as compared to $20,367 for the same period in 2004, legal and professional expenses increasing to $109,510 for the quarter ended September 20, 2005, as compared to $53,350 for the same period in 2004, research and development expenses increasing to $66,350 for the quarter ended September 20, 2005, as compared to $0 for the same period in 2004, and cost of goods sold increasing to $93,874 for the quarter ended September 30, 2005, as compared to $0 for the same period in 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s net cash used in operating activities for the nine months ended September 30, 2005 increased to $481,581, as compared to net cash used in operating activities of $192,763 for the same period in 2004. This increase is mainly attributable to an increase of operations and the acquisition of additional subsidiaries in the start-up phase of operation. The decrease in net loss of $1,455,624 for the nine months ended September 30, 2005, compared to a net loss of $2,769,688 for the nine months ended September 30, 2004 was primarily due to a one-time write-off of an oil and gas lease that had expired.
     Net cash used in investing activities increased to $302,127 for the nine-months ended September 30, 2005, as compared to $29,904 for the same period in 2004. This increase is due to the purchase of AB, Voipcom, and the purchase of assets relating to the production of kiosks for RoboServer.
     Net cash provided by financing activities was $1,062,033 for nine-months ended September 30, 2005, compared to $204,929 for the same period in 2004. This increase is due to increased borrowing and the issuance of common stock effected to facilitate our investing activities.
     The Company has relied upon its chief executive officer for its capital requirements and liquidity, in addition to raising capital from investors at the subsidiary level. The Company’s recurring losses, lack of cash flow and lack of cash on hand raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
ITEM 3. CONTROLS AND PROCEDURES
     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company concluded that the Company’s disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Although the Company did not issue any of its own common stock during the quarter ended September 30, 2005, the Company’s minority owned subsidiary, Net2Auction, did issue common stock in conjunction with two acquisitions. Because we have consolidated our financial statements to include Net2Auction, the following is a disclosure of their equity issuances during the third quarter.
     Net2Auction closed a Stock Exchange Agreement, entered into on September 30, 2005, by and between Net2Auction, AWI, and the AWI Shareholders. Under the terms of the agreement, Net2Auction acquired all of the outstanding common stock of AWI from the AWI Shareholders in exchange for 1,825,000 shares of Net2Auction common stock. Additionally, on September 27, 2005, Net2Auction acquired assets from AB. The purchase price for AB’s assets was $80,000, with $45,000 of the total purchase price paid for cash and the remainder paid for in common stock of Net2Auction. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon exemptions provided in Section 3(b) and 4(2) of the Securities Act and Regulation D.
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

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar A. Janovec

Delmar A. Janovec, Chief Executive Officer and
Principal Financial Officer

Dated: November 21, 2005

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.).

3(ii)	*	Bylaws of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.)

10(i)	*	Stock Exchange Agreement, dated as of September 30, 2005, by and between Net2Auction, Inc., AuctionWagon, Inc., Josh MacAdam, David MacAdam, Devin Bailey, and Karen Chang. (Incorporated by reference from the Company’s Form 8-K, file number 000-20033, effective on October 12, 2005.)

10(ii)	*	Agreement for Purchase and Sale of Assets, dated as of September 14, 2005, by and between Net2Auction, Inc. and Netelectronics.com. (Incorporated by reference from the Company’s Form 8-K, file number 000-20033, effective on October 5, 2005.)

31(i)	11	Certification of Chief Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	12	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350

*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.