Form 10KSB
period 2005-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2006-04-18
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.

Commission file number: 0-20033

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

            3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (702) 214-4249
                                  -------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                        Common Stock ($0.0001 Par Value)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [  ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  The issuer's revenues for the year ended December 31, 2005, were $149,321.

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $1,478,830, based on the average bid and asked price for the common equity as of a specified date within the past 60 days. On April 12, 2006, the number of shares outstanding of the registrant's common stock, $0.0001 par value, was 147,883,056.

                                TABLE OF CONTENTS


PART I.........................................................................3
         ITEM 1.  Description Of Business......................................3
         ITEM 2.  Description Of Property......................................6
         ITEM 3.  Legal Proceedings............................................7
         ITEM 4.  Submission Of Matters To A Vote Of Security Holders..........8

PART II........................................................................8
         ITEM 5.  Market For Common Equity And Related Stockholder Matters.....8
         ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation...10
         ITEM 7.  Financial Statements..................................... .F-1
         ITEM 8.  Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure...................................F-1
         ITEM 8A. Controls and Procedures....................................F-1
         ITEM 8B. Other Information..........................................F-1

PART III......................................................................12
         ITEM 9.  Directors And Executive Officers............................12
         ITEM 10. Executive Compensation......................................13
         ITEM 11. Security Of Certain Beneficial Owners And Management And
                  Related Stockholder Matters.................................15
         ITEM 12. Certain Relationships And Related Transactions..............17
         ITEM 13. Exhibits And Reports On Form 8-K............................17
         ITEM 14. Principal Accountant Fees and Services......................17

INDEX TO EXHIBITS.............................................................18

CERTIFICATIONS................................................................21

                                     PART I
Forward-looking Information

         This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will,""should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predications. Actual events or results do differ materially fromthose indicated by such forward-looking statements.

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

         The Company's operations during 2005 were conducted through its wholly owned and minority owned subsidiaries: RoboServer Systems Corp., ("RBSY"), Self-Serve Technologies, Inc., ("SSTI"), Net2Auction, Inc., ("NAI"), Net2Auction Corporation, ("NAC"), AuctionWagon, Inc. ("AWI"), Auction Boulevard, Inc., ("ABI"), VoIPCOM USA, Inc. ("VCMU"), and West Texas Real Estate & Resources, Inc. ("WTRER").

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

         As of March 31, 2006, the Company had a total of 14 full time employees and two part-time employees, working as consultants.

NET2AUCTION, INC. (NAI)

         NAI is a leading operator of online auction drop-off locations that provides the general public with the ability to sell items on eBay without conducting such a sale themselves by simply dropping off the item at an NAI drop-off location. Because of the heavy sales volume performed by NAI on eBay, NAI is qualified as an "eBay Trading Assistant," which provides NAI with certain benefits, including discounts. Utilizing eBay, the largest online auction website, allows NAI to reach millions of potential buyers for our customers' unwanted goods. Currently, NAI operates forty-seven (47) drop-off locations with an additional twenty-five (25) affiliate locations, with all locations being awarded a customer satisfaction rating exceeding 99%. To learn more about NAI, please visit NAI's website at www.net2auction.com.

Net2Auction Corporation

         On December 2, 2004, the Company entered into a stock purchase agreement whereby it sold 100% of its interest in NAC to NAI. In exchange, NAI issued to the Company 25,000,000 shares of NAI common stock and 6,500,000 shares of NAI preferred stock. Following the exchange, the Company held approximately 99% of the voting rights of NAI.

AuctionWagon (AWI)

         On September 30, 2005, NAI executed a Stock Exchange Agreement with AWI's shareholders, whereby the AWI shareholders transferred to NAI 100% of the outstanding common stock of AWI to NAI in exchange for 1,825,000 shares of NAI's common stock. AWI is engaged in the business of providing software design and product development for businesses that are in the business of selling on eBay.

         NAI provided the AWI shareholders a Price Protection on the Net2Auction shares in the event the trading price of NAI's common stock is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional 1,095,000 shares of NAI common stock to be distributed to the AWI Shareholders pro rata. For more information, please visit www.auctionwagon.com.

Auction Boulevard (AB)

         On September 14, 2005, NAI executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc. AB, like NAI, conducts sales on eBay for customers who drop off items at AB's place of business. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of NAI common stock valued at $0.49 per share, to Jake Ptasznik. For more information, please visit www.auctionboulevard.com.

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

        The POS system offers a fully integrated system that includes all accounting features with emphasis on restaurant management tools/menus that offer various specialized reports for inventory and labor control. The self-serve system is a specialized application whereby, utilizing the POS software in a Kiosk application that allows management the flexibility of reducing staffing requirements thus lowering the labor expenses for a restaurant. This application also allows the customer to order the food as well as pay in a much faster time period and reduces the possibility of creating incorrect orders. The POS software and hardware system have been in commercial use since 2001 in southern California.

         On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, SSTI to RBSY. In exchange, RBSY sold to the Company 25,000,000 shares of RBSY common stock and 6,500,000 shares of RBSY preferred stock. The Company acquired approximately 99% of the RBSY voting rights via the exchange. As the Company's subsidiary, RBSY is now developing the Company's self-serve and point of sale technologies. RBSY shares are quoted on the pink sheets under the stock symbol "RBSY." For more information, please visist www.roboservercorp.com.

EAGLERIDER DE CANCUN/449/WDHQ

         San Diego, California-based 449 Corporation ("449") and WDHQ Corporation ("WDHQ") operate EagleRider De Cancun ("ERDC") franchises, which provides for the rental of Harley Davidson motorcycles and recreational equipment. EagleRider is the only company exclusively licensed by Harley Davidson Motor Corporation to rent Harley Davidson Motorcycles. On September 17, 2004, the Company and Donald Herborn executed a stock purchase agreement whereby the Company acquired a 40% interest in 449 and WDHQ Corporation for 3,000,000 shares of the Company's common stock and $60,000 cash.

         On March 23, 2005, the Company announced the signing of a joint venture agreement with ERDC. Subsequently, the Company terminated the joint-venture agreement with ERDC, and on April 22, 2005, entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price $55,000.

JIM BUTLER PERFORMANCE, INC. (JBP)

         Jim Butler Performance, Inc. ("JBP") was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah") in exchange for 1,000,000 shares of the Company's common stock. The agreement between WBI, Covah and the Company required all assets of JBP to be free and clear of all liens and any encumbrances.

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

WEST TEXAS REAL ESTATE AND RESOURCES, INC.  (WTRER)

         The oil lease, which had been entered into by WTRER on or about October 4, 1999 and then was acquired by the Company in July of 2000, expired pursuant to the terms of the lease on October 4, 2004. Therefore, the Company adjusted its balance sheet and income statement during the third quarter of 2004.

VOIPCOM USA, INC. (VCMU)

On April 15, 2005, the Company acquired 23,000,000 shares (the "Shares"), or approximately 97% of the outstanding voting common stock, of VoIPCOM, USA, Inc. ("VCMU"). VCMU currently has minimal operations, its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generate assets to be acquired for the Company.

The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VCMU, however, the Company is considering reselling the Shares or placing assets into VCMU. The Company's common stock is quoted on the pink sheets under the stock symbol "VCMU". For more information, please see www.voipcomusa.com.

On April 12, 2005, the Company executed a promissory note (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase price for the VCMU shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, and all unpaid principal and interest shall be payable on or before November 12, 2005. The note has conversion rights into VCMU common stock.
The note was extended on November 4, 2005 through November 4, 2006. The note is guaranteed by the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices consist of two offices with approximately 510 sq. ft., and are located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The offices are subject to a three (3) year lease with an option for an additional two (2) years at $625 per month, and a six (6) month lease for the second office at $750 per month, respectively.

         The engineering and sales office of RBSY and SSTI consists of approximately 650 sq. ft. and is located at 1902 Wright Place, 2nd Floor, Carlsbad, California 92008. The office is subject to a six (6) month lease with an option to extend for an additional six (6) months at approximately $2,150 per month.

         NAI's management and sales field offices consist of approximately 2,000 sq. ft. for shipping and storage/warehouse space with offices of approximately 1,900 sq. ft. and is located at 10979 & 10696 San Diego Mission Rd., San Diego, California, 92108. The offices are both subject to leases that run through September 30, 2007, and August 31, 2008, respectively, and at the following sq. ft. prices;

         10979 Office from May 18th , 2005 through September 30, 2005 is $1,859.32.
         10979 Office from October 1, 2005 through September 30, 2006, is $1,933.69.
         10979 Office from October 1, 2006 through September 30, 2007 is $2,011.04.
         10969 Office from September 1, 2005 through August 31, 2008 is
         $2,268.99.

         The Company's subsidiary, NAI, currently subleases to AWI approximately 750 sq. ft. of office space at 10696 San Diego Mission Rd., San Diego, CA for $1.48 per sq. ft. on a month to month lease.

ITEM 3.  LEGAL PROCEEDINGS

         The following litigation involves the Company and its subsidiaries.

         American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended. The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants. The Company and Delmar Janovec, and AFG entered into a Settlement Agreement on March 27, 2006 for full settlement of the existing debt pursuant to the following terms:

         (a) AFG will receive a cash payment of $50,000 from the Company and/or Janovec to be wired within 48 hours of both parties signing this agreement;

         (b) AFG will receive a cash payment of $200,000 from the Company and/or Janovec thirty (30) days from March 27, 2006; and

         (c) AFG will receive a cash payment of $100,000 from the Company and/or Janovec sixty (60) days from March 27, 2006;

In exchange for the above payment, AFG hereby agrees to release and forever discharges AMRE and Janovec from any liability connected to the debt, and will cause the necessary documents to be filed with the appropriate courts to release the judgments and/or liens against AMRE and Janovec. If AMRE fails to make the payments above, then the agreement will become void, and any payments will go to reduce the original note.

         On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County, Case No. 862855, against the Company, et al. for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denies all allegations in the complaint and will vigorously defend its position on the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


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

         Year              Quarter      High       Low
         2005              First       $0.05      $0.01
                           Second      $0.23      $0.01
                           Third       $0.07      $0.02
                           Fourth      $0.03      $0.01

         Year              Quarter      High       Low
         2004              First       $0.60      $0.18
                           Second      $0.20      $0.06
                           Third       $0.13      $0.02
                           Fourth      $0.09      $0.01

Shareholders

         The Company is authorized to issue Three Billion (3,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock ("Preferred Stock"). As of March 31, 2006, there were approximately 1,260 shareholders of record holding a total of 147,883,056 shares of Common Stock, although management believes approximately 10,128 persons own our common stock beneficially, either of record or thru broker, bank or other nominee.

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

Preferred Stock

         No trading market currently exists for the Company's preferred stock. The Company has five (5) series of Preferred Stock, A, B, C, D, and E. As of March 31, 2006, there were fifteen (15) shareholders of record of the Company's Series A Preferred Stock holding a total of 131,275 shares. As of March 31, 2006, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. As of March 31, 2006, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares. As of March 31, 2006, there was one (1) shareholder of record of the Company's Series D Preferred Stock holding a total of 250,000 shares. As of March 31, 2006, there was zero (0) shareholders of record of the Company's Series E Preferred Stock.

         The Series A and B Preferred Stock may be converted by the holder into one share of Common Stock. The Series A and B Preferred Stock have liquidation value of $1.25 per share and have voting rights equivalent to one share of Common Stock. Dividends on the Series A and B Preferred Stock accrue quarterly at an annual rate of $0.125 per share.

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

         Each share of the Series E Preferred Stock maybe converted into Common Stock of the Company on the basis of the stated value of the Series E Preferred Stock, $.50 per share, divided by fifty (50%) percent of the average closing price of the Common Stock on a five (5) business days preceding the date of conversion. The Series E Preferred Stock has a liquidation value of $.50 per share and has no voting rights other then what is permitted under Delaware statues.

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

Overview

         Our operations for 2005 were primarily affected through our wholly and/or minority owned subsidiaries, including RoboServer Systems Corp., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corporation, AuctionWagon, Inc., Auction Boulevard, Inc., and West Texas Real Estate Resources., and VoIPCOM USA, Inc.

         We generate shareholder value by buying, selling and managing companies. The Company is consistently receiving offers to buy new entities and sell our existing subsidiaries. We entertain all serious offers and all of our assets are available for sale if we receive an attractive enough offer. The Company's 2005 acquisitions of AWI, VCMU, and AB's assets represent the type of growth opportunities we are looking for in future transactions. The Company continues to search for other viable business entities that have operations with revenues and net profits that are in niche industries that would compliment the Company's existing operations.

         Management is encouraged by the prospects of its market expansion opportunities with NAI drop-off sites which have increased from 23 in 2004 to 47 locations with an additional 25 affiliate locations that were part of the AWI acquisition. The Company has also managed to pick-up approximately 9 new commercial business accounts whereby the Company is providing wholesale liquidation services with these companies. Management expects the number of locations to increase over the course of 2006.

         Management has observed favorable market trends for RoboServer's self-serve kiosk application with installations of its self-serve kiosk application in Angelo's Fast-Food in Encinitas, CA, and a Dairy Queen in Oceanside, CA. With more industries seeking out self-serve technologies to provide more efficient service for the customers, management believes an ever changing and expanding market is developing for the Self-Serve Kiosk technologies.

         The Company can sustain its cash requirements without raising additional funds for the next six months. While the Company is not currently undertaking fundraising activities, both RBSY and NAI are currently engaged in fundraising activities. Further, the Company is attempting to settle as much debt from the balance sheet as possible. As such, the Company entered a settlement agreement with Mr. Delmar Janovec whereby common stock was issued to Janovec in exchange for the retirements of the $1,217,773 debt the Company owed Janovec as of December 31, 2004.

         The Company does not expect any significant changes in the number of employees.

Results of Operation

         Revenues for the fiscal year ended December 31, 2005 increased to $149,321 from $101,912 in revenues for 2004. The operating loss increased to $2,674,694 for 2005, as compared to $2,518,536 in 2004, as a result in a increase of General and Administrative expenses from $66,759 2004 to $490,446 for 2005, and an increase in consulting expenses from $511,439 for 2004 to $1,273,475 in 2005. The operating loss is also attributable to an increase in legal and professional expenses of $361,147 for 2005 as compared to $94,136 for 2004 as a result of increased axquisition activity by the Company.

         The Company's net loss decreased to $1,987,576 in 2005 as compared to a net loss of $2,518,536 in 2004. The decrease in net loss resulted from the one-time extraordinary write-down expense in fixed assets by the Company in 2004 when it's oil lease expired.

        ------------------------------------------ --------------- -------------
        Expenses                                       2005            2004
        ------------------------------------------ --------------- -------------
        ------------------------------------------ --------------- -------------
        General and Administrative                     490,446            66,759
        ------------------------------------------ --------------- -------------
        ------------------------------------------ --------------- -------------
        Consulting                                   1,273,475           511,439
        ------------------------------------------ --------------- -------------
        ------------------------------------------ --------------- -------------
        Employee Salaries and Bonuses                  100,000           100,000
        ------------------------------------------ --------------- -------------
        ------------------------------------------ --------------- -------------
        Interest Expense                              (120,637)        (109,114)
        ------------------------------------------ --------------- -------------
        ------------------------------------------ --------------- -------------
        Legal and Professional                         361,147            94,136
        ------------------------------------------ --------------- -------------

Liquidity and capital resources

         The Company's current assets as of December 31, 2005 are $168,765. This amount is in cash, inventory, and a note receivable. Other assets and fixed assets are $363,319, and $147,828, net depreciation.

         For the year ended December 31, 2005, the Company' account payable were $68,330. The Company had notes payable to other parties in the amount of $759,513 and accrued interest totaling $120,637

         The Company plans to increase its liabilities by acquiring additional income producing assets in exchange for its securities, and attempting to settle additional payables with equity. The Company hopes to continue to improve shareholder equity by acquiring income-producing assets which are generating profits.

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

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                -----------------

                                DECEMBER 31, 2005

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Ameriresource Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Ameriresource Technologies, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Ameriresource Technologies, Inc. as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriresource Technologies, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DeJoya Griffith & Company, LLC
----------------------------------
DeJoya Griffith & Company, LLC
April 15, 2006
Las Vegas, Nevada

                        AMERIRESOURCE TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                December 31, 2005

                                     ASSETS
Current Assets:
     Cash                                                              $ 109,357
     Inventory                                                             3,122
     Notes receivable                                                      6,286
                                                       -------------------------

     Total current assets                                                118,765

Fixed Assets
     Fixed assets at cost                                                169,141
     Accumulated depreciation                                           (21,313)
                                                       -------------------------

     Net fixed assets                                                    147,828

Other Assets
     Intangible assets-net of accumulated amortization                   354,439
     Deposits                                                              8,880
                                                       -------------------------

    Total other assets
                                                                         363,319
                                                             -------------------
                                                             -------------------

Total Assets                                                           $ 629,912
                                                             ===================
                                                             ===================

                                   LIABILITIES
Current Liabilities
     Accounts payable                                                   $ 68,330
     Notes payable                                                       759,513
     Note payable - related party                                         53,317
     Accrued expenses - related party                                     50,896
                                                       -------------------------
                                                       -------------------------

     Total current liabilities                                           932,056

     Commitments and contingencies                                       105,000
                                                             -------------------
                                                             -------------------

     Total liabilities                                                 1,037,056
                                                             -------------------
                                                             -------------------

Stockholders' equity
     Preferred stock, $.001 par value; authorized, 10,000,000                131
       Shares; Class A, issued and outstanding, 131,275 shares
     Preferred stock, $.001 par value; authorized, 10,000,000                177
       Shares; Class B, issued and outstanding, 177,012 shares
     Preferred stock, $.001 par value; authorized, 1,000,000               1,000
       Shares; Class C, issued and outstanding, 1,000,000 shares
     Preferred stock, $.001 par value; authorized, 750,000                   250
       Shares; Class D, issued and outstanding 250,000
     Common Stock, $.0001 par value; authorized, 3,000,000,000
       Shares; issued and outstanding, 103,692,656 shares                 10,369
     Comprehensive loss on marketable securities                         (3,108)
     Additional paid in capital                                       18,226,505
     Retained earnings                                              (19,327,806)
     Minority Interest                                                   685,338
                                                       -------------------------

     Total stockholder' equity                                         (407,144)
                                                             -------------------
                                                             -------------------

Total Liabilities and Stockholder's equity                             $ 629,912
                                                             ===================

                        AMERIRESOURCE TECHNOLOGIES, INC.
                      Consolidated Statement of Operations


                               For the year ended          For the year ended
                                December 31, 2005           December 31, 2004
                            --------------------------    ----------------------
                            --------------------------    ----------------------

Revenues                                     $ 149,321                 $ 101,912

Cost of goods sold                             225,303                         -
                            --------------------------    ----------------------
     Gross profit                             (75,982)                   101,912

Operating expenses
      General and administrative               490,446                    66,759
      Salaries                                 100,000                   100,000
      Legal & professional                     411,147                    94,136
      Research and development                 235,886
      Consulting                             1,273,475                   511,439
                            --------------------------    ----------------------
                            --------------------------    ----------------------

Operating loss                             (2,586,936)                 (670,422)

Other income (expense)
      Rent income                                                          1,000
      Interest expense                       (120,637)                 (109,114)
      Loss on write down of assets            (17,121)               (1,700,000)
      Write-down of note receivable                                     (40,000)
                            --------------------------    ----------------------
                            --------------------------    ----------------------

Total other income (expense)                 (137,758)               (1,848,114)

Net loss before income tax                 (2,724,694)               (2,518,536)

Minority interest                             687,118

Income tax provision                                 -                         -
                            --------------------------    ----------------------

Net income (loss)                        $ (2,037,576)             $ (2,518,536)
                            ==========================    ======================

Earnings (Loss) per share                     $ (0.03)                  $ (0.13)
                            ==========================    ======================


Weighted average common shares outstanding  61,909,755                19,052,635
                            ==========================    ======================


                                                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   Consolidated Statement of Stockholders' Equity

                          $.0001 Par Value                                                        Accumulated
                           Common Stock          Preferred Stock                    Additional       Other
                              Number                 Number       $.001 Par Value    Paid-In    Comprehensive  Accumulated  Minority
                            of Shares    Amount    of Shares      Preferred Stock    Capital     Income/(Loss)   Deficit    Interest
                         -----------------------------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------------------------


Balance at
  December 31, 2003        7,828,854      $783     1,329,621          $1,330       $16,110,805      $(3,108) $(14,771,694)
                         ===========================================================================================================
                         ===========================================================================================================

Shares issued:
Consulting services       12,062,604     1,206                                         380,682
Legal services             1,048,617       105       228,666            228             94,038
Extension/modification
  of note                    453,475        45                                            (45)
Options Exercised            227,250        23                                            (23)
Investment in Eagle Rider    250,000        25                                          71,475
Subscription Agreement     1,206,575       121                                           (121)
Reduction of Notes Payable 5,000,000       500                                          99,500
Net loss for the year
  ended December 31, 2004                                                                                      (2,518,536)
Fractional shares, rounding
   from splits             2,199,041       219                                         116,303

Balance at
  December 31, 2004       30,276,416    $3,027     1,558,287         $1,558        $16,872,614      $(3,108) $(17,290,230)         -
                         ===========================================================================================================
                         ===========================================================================================================

Shares issued:
Consulting services       47,167,355     4,717                                         908,314
Legal and professional
  services                13,865,181     1,387                                         275,915
Extension/modification
  of note                  2,680,000       268                                          47,632
Options Exercised          1,000,000       100                                          22,900
Subscription agreement     3,703,704       370                                          49,630
Convert accrued officer
  salary into stock        5,000,000       500                                          49,500
Minority interest                                                                                                          1,372,456
Net Loss for the year ended
  December 31, 2005                                                                                            (2,037,576) (687,118)

                         -----------------------------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2005      103,692,656   $10,369     1,558,287         $1,558        $18,226,505      $(3,108)  $(19,327,806) $685,338
                         ===========================================================================================================
                         ===========================================================================================================
                                      F-4



                                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                   For the Years Ended December 31, 2005 and 2004
                                                                          2005            2004
Reconciliation of net loss provided by (used in) operating
activities:
Net Income (Loss)                                                    (2,037,576)      (2,518,536)
Non-cash items:
     Depreciation and amortization                                        22,836              281
     (Gain)/Loss on write down of note (Related Party)                                  1,700,000
     Loss on write down of investment                                     17,121
     Non-cash services through issuance of stock                       1,474,554          746,517
    Minority interest                                                  (687,118)
Changes in assets affecting operations - (increase) decrease
     Deposits                                                            (8,880)
     Inventory                                                           (3,122)
     Notes receivables                                                    10,649           35,370

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable/accrued expenses                                   121,570              973
     Accrued interest                                                                     109,114
                                                                  --------------- ---------------

Net cash provided by (used in) operating activities                  (1,089,966)           73,719
                                                                  --------------- ---------------

Cash flows from financing activities:
     Proceeds from issuance of stock -AMRE                                77,900                -
     Proceeds from issuance of Stock -Subsidiaries                     1,174,700                -
     Increase in note payable, net                                       211,048           72,932
     Repayment of debt                                                                  (100,000)
                                                                  --------------- ---------------
                                                                  ---------------

Net cash provided by (used in) financing activities                    1,463,648         (27,068)

Cash flows from investing activities:
     Investment in EagleRider                                             55,000         (71,500)
     Purchase of Intangible Assets                                     (155,655)                --
     Purchase of Fixed Assets                                          (126,699)          (1,212)
     Proceeds from sale of marketable securities                        (45,000)                -
                                                                  --------------- ---------------

Net cash provided by (used in) investing activities                    (272,354)         (72,712)
                                                                  --------------- ---------------

Increase (decrease) in cash                                              101,328         (26,061)
Cash - beginning of period                                                 8,029           34,090

Cash - end of period                                                     109,357            8,029
Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares                            219,913                -
Debt paid through issuance of stock                                       49,900

Stock issued for services                                              1,474,554          581,136

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

       A Stock Exchange Agreement was executed on September 17, 2003 and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 10,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business that has four franchises located in San Diego and Palm Springs, California, St. Louis, Missouri, and Miami, Florida, as EagleRider. EagleRider provides rental of Harley Davidson motorcycles and recreational equipment. This investment was being accounted for as a non-marketable equity investment by the Company. On April 22, 2005, the Company entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price $55,000.

       A Purchase Agreement was executed on May 18, 2004 whereby the Company acquired the rights to the POS software and hardware, and a self-serve application for 25,000,000 shares of R-144 common stock from Curtis Chambers, the developer and soft-ware engineer. The software is used in the restaurant and fast-food industry to allow customers to place their own orders whereby reducing labor expense for the business and offers a variety of improved management reports for the business owners. The POS Self-Serve product has been installed in two different Fast-Food chains and will begin marketing the product to other potential customers.

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

      On September 30, 2005, the Company's subsidiary, NAI, executed a Stock Exchange Agreement with AWI's shareholders, whereby the AWI shareholders transferred to NAI 100% of the outstanding common stock of AWI to NAI in exchange for 1,825,000 shares of NAI's common stock. AWI is engaged in the business of providing software design and product development for businesses that are in the business of selling on eBay.

      NAI provided the AWI shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional one million ninety-five thousand (1,095,000) shares of NAI common stock to be distributed to the AWI Shareholders pro rata.

      On September 14, 2005, the Company's subsidiary, NAI, executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

      Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc. AB, like NAI, conducts sales on eBay for customers who drop off items at AB's place of business. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of NAI common stock valued at $0.49 per share, to Jake Ptasznik.

      On April 15, 2005, the Company acquired twenty-three million (23,000,000) shares (the "Shares"), or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. Although VCMU currently has no operations, its capital structure and broad base of shareholders position makes the entity a good candidate for the acquisition of assets.

      The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was eighty thousand dollars ($80,000.00), with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VCMU, and is exploring its options for VCMU as to the consideration of reselling the Shares or placing assets into VCMU.

      On April 12, 2005, the Company executed a Convertible Promissory Note
      (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase of the VCMU shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, with all unpaid principle and interest due on or before November 12, 2005. The Note was amended and extended on or about November 4, 2005 to November 4, 2006 whereby the note was transferred back to VoIPCOM USA, Inc. with the conversation of stock into VoIPCOM USA, Inc. The note is guaranteed by the Parent, AmeriResource.

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

Principles of consolidation

    The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources, Inc., Net2Auction, Inc.,

       Net2Auction Corporation, AuctionWagon, Inc., AuctionSoft Pro, Inc., and RoboServer Systems Corp., Self-Serve Technologies, Inc., and VoIPCOM USA, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

       Cash and cash equivalents

       For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.


       Property, Plant and Equipment

       The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2005, and 2004, was $ 21,313 and $281, respectively.

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

       Revenue Recognition

       The Company recognized revenue on the accrual basis, records income as earned, and recognizes expenses as incurred.

       Income tax

       For the years ended December 31, 2005 and 2004, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the Subsidiaries filed separate corporate returns.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED


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

       In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

       The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of

        Recent Accounting Pronouncements


        previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2005, the Company had not had any stock-based compensation awards. Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28."SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No.
        155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

        Recent Accounting Pronouncements

        In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets
        ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g.,January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial, results of operations or cash flows.

2.      RELATED PARTY TRANSACTIONS

        At December 31, 2005 and 2004, the Company had notes payable to officers, a former officer and other stockholders. These notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest that the Company paid by issuing stock.

        The Company also issued Super Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

        An officer of the Company loaned $3,067.03 to the Company during the year ended December 31, 2005, and is owed an additional $50,000 for his salary that had been accrued during 2005. The note is payable on demand, and is non-interest bearing.

        In Decemebr 2005, the Company's subsidiary, Net2Auction, issued 189,000 shares of Common stock in Net2Auction to an officer of the subsidiary to purchase two vans valued at $35,000.

3.      NOTES RECEIVABLE

        Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.
                                                                           6,286

                                                              ------------------
        Total Notes Receivable                                             6,286
        Less current portion                                             (6,286)
                                                              ------------------
        Total Notes Receivable                                                 0
                                                              ==================
                                                              ==================

4.      NOTES PAYABLE

        The Company had the following notes payable at December 31, 2005:
        Other:
             Note  dated  April  12,   2005,   interest  is  prime  plus  3%              $80,000
             originally due on November 12, 2005,  extended through November
             4, 2006 convertible  into 20,000,000  million shares of VoIPCOM
             USA common stock.
             Note  dated  February  2005,  interest  is prime plus 3% due on               35,000
             demand.  Convertible  into  RoboServer  common stock based upon
             50% of the bid on a five day trading average.
             Note  dated  in  2002  is  non-  interest  bearing  and  due on               50,000
             demand.
             Note dated  August  31,  1998,  and  amended  effective  in the              594,513
             fourth  quarter  of 2004  payable  to  American  Factors in the original  amount of $430,924,  secured by 300,000 shares of the
             Company's common stock The note bears interest at 18%.

                                                                              --------------------
                                                                              --------------------
                                       Total notes payable                                 759,513

                                       Less current portion                              (759,513)
                                                                              --------------------
                                                                              --------------------

                                       Long-term portion                                    $    -

                                                                              ====================
                                      F-12

4.     NOTES PAYABLE


            Maturities of notes payable at December 31, 2005, are as follows:


                              Year Ended
                              December 31,
                                  2006                                   759,513
                                  2007                                       -0-
                                  2008                                       -0-
                                  2009                                       -0-
                                  2010                                       -0-
                           Thereafter                                        -0-
                                                              ------------------
                                                              $          759,513
                                                              ==================
5.      STOCKHOLDERS' EQUITY

        Common stock

        The  Company  increased  its  authorized  shares from  1,000,000,000 to 3,000,000,000 during 2004. In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During 2005, the Company issued the following shares of common stock:

             1. 47,167,355 shares of common stock were issued for consulting services valued at $913,031.

             2. 13,865,181 shares of common stock were issued for legal and professional services valued at $277,302.

             3. 2,680,000 shares of restricted common stock were issued for extension of note payable valued at $47,900.

             4. 1,000,000 shares of common stock were issued as a result of options being exercised for a total of $23,000.

             5.    3,703,704   shares  of  restricted   common  stock  were
             issued   pursuant  to  a  subscription agreement in exchange for
             $50,000.

             6. 5,000,000 shares of restricted common stock were issued in partial payment of accrued salary to an officer in the amount of $50,000.

5.     STOCKHOLDERS' EQUITY



During 2004, the Company issued the following shares of common stock

       1. 12,062,604 shares of common stock were issued for consulting services valued at $696,420. These shares were valued between $0.004 and $0.20 per share.

       2. 453,475 shares of common stock were issued for the extension and modification of a note payable.

       4. 1,048,617 shares of common stock were issued for legal services valued at $94,142. These shares were valued between $0.004 and $0.20 per share.

       5. 227,250 shares of restricted common shares were issued as a result of options being exercised for a total of $10,000 in cash.

       6. 1,206,575 shares of common stock were issued pursuant to a subscription agreement in exchange for $130,000 in cash.

       7. 250,000 shares issued for investments valued at $209,000. These shares were valued between $0.22 and $0.28 per share. The investment was written down to $71,500.

       8. 5,000,000 shares were issued for reduction in a note payable in the amount of $100,000 to a related party.


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

        During the fourth quarter of 2004, the Company amended a note payable that included the issuance of a new class E preferred at the rate of one share of Series E Stock for each four shares of ARET Common Stock held by the note holder. The Series E Stock can be redeemed by the Company at the rate of .50 (fifty cents) per share. The Series E Stock can be converted into Common Stock at the rate of $.50 (fifty cents) divided by the 50% f the average closing price of the Common Stock on the five business immediately preceding the delivery of notice of exercising the right of conversion.

        Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2005.

        Dividends

        Dividends are not payable until declared by the Company. At December 31, 2001, the amount of dividends in arrears on the preferred stock was $1.6 million. The majority of the interest (approx 90%) owed on the dividends in the arrears were owed to Delmar Janovec, the President and majority stockholder.

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

        The Company has available for income tax purposes, a net operating loss carry-forward of approximately $17,000,000 expiring from 2005 to 2024, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $1,380,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

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

        The Company is currently covered adequately for business insurance, auto and workmen's compensation insurance meeting the standard limits that are customary in the industry. The Company carries general liability, workmen's compensation, auto insurance, and an excess umbrella liability policy meeting the standard requirements for the Company's current operations. The Company did not carry general liability insurance for the year 2004 as the operations did not require coverage for this specific insurance.

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

        On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County,
        Case No. 862855, against the Company, Delmar A. Janovec, individually, Woltjen Law Firm, Kevin Woltjen, individually, and Justin Keener, individually, by the Plaintiff, Dave Stark, a former consultant to the Company, for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denies all allegations in the complaint and will vigorously defend its position on the matter.

        Jacques R. Behar, Plaintiff vs. AuctionWagon Inc., a California corporation. The plaintiff filed a complaint in Superior Court of California, County of Los Angeles, Beverly Hills Courthouse, West District, Case Number, 05C00539. The complaint was filed for the collection of fees associated for accounting services in the approximate amount of $9,115.28, plus any and all court fees, that were alleged to have been provided by the plaintiff on or about March 21, 2005. The Company and its counsel have been in discussions with the plaintiff regarding a settlement as well as preparing its case to defend the Company should the complaint proceed through the Courts.

8.      MARKETABLE SECURITIES

        At December 31, 2005, the Company held 25,000,000 million shares of restricted common stock in RoboServer Systems Corp. and 25,000,000 million shares of restricted common stock in Net2Auction, Inc. These Company are listed on the Pink Sheets. The Company has held these shares since December 2004. The Company would be able to sell it's securities under the R-144 regulations. The financial statements do not reflect any values for these securities.

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

10.     SUBSEQUENT EVENTS

        On March 28, 2006, AmeriResource Technologies, Inc. and Delmar Janovec, individually, and AFG entered into a Settlement Agreement for full settlement of the existing debt including interest and penalties totaling approximately $646,312. The settlement called for a cash payment of $350,000, pursuant to the following terms:

        (a) AFG received a cash payment of $50,000 from the Company and/or Janovec wired within 48 hours of both parties signing this agreement;

        (b) AFG is to receive a cash payment of $200,000 from the Company and/or Janovec thirty (30) days from March 27, 2006; and

        (c) AFG is to receive a cash payment of $100,000 from the Company and/or Janovec sixty (60) days from March 27, 2006;

        (d)    AFG is to receive 1,244,620 shares of R-144 stock.

The Company intends to pay the above amounts without the assistance of Janovec. In exchange for the above payment, AFG agreed to release and forever discharge AMRE and Janovec from any liability connected with the debt, and will cause the necessary documents to be filed with the appropriate courts to release the judgments and/or liens against AMRE and Janovec. If AMRE fails to make the payments above, then the agreement will become void, and any payments will go to reduce reduce the original note.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On or about April 22, 2005, the Company engaged the services of the firm, Franklin Griffith & Associates to be the Company's independent auditors for the calendar year of 2005. Franklin Griffith & Associates performed their reviews of the first and second quarters 10QSB's ending March 31, 2005 and June 30, 2005, respectfully, for the Company. Franklin Griffith & Associates
subsequently resigned as  the Company's auditors.   The Company engaged the
firm of De Joya Griffith and Company, as their new independent auditors, who then performed the review of the third quarter quarter 10QSB ending
September 30, 2005. DeJoya Griffith and Company is the independent auditors for the Company.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

         There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

         Name            Age     Position(s) and Office(s)
         ----            ---     -------------------------
         Delmar Janovec  58      President, Chief Executive Officer and Director

         Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company.
He has served as the president and manager of the Company's subsidiaries, Net2Auction Inc., RoboServer Systems Corp., and VoIPCom USA, Inc., and West Texas Real Estate & Resources. He is a descendant of the Mdewakanton Wahpakoota and Sisseton-Wahpeton bands of the Sioux American Indian Tribe and has over twenty years of experience in the construction and real estate development industries. Mr. Janovec attended Kansas State University for his undergraduate studies.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

Audit Committee and Audit Committee Financial Expert

         The board of directors of the Company does not have a separate audit committee. As such, the board of directors of the Company fulfills the functions of an audit committee. The board of directors does not have an "audit committee financial expert" as the board has only one member, Delmar Janovec. The Company is considering adding new directors, including one who would qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2005, 2004 and 2003. The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec. Mr. Janovec has continued to work without pay since October 1, 1996.

                           SUMMARY COMPENSATION TABLES

                                      ------------------------------------------------------------------------------

                                                                   Annual Compensation
                                      ------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

          Name and                                                                          Other Annual
     Principal Position        Year         Salary ($)           Bonus ($)                Compensation ($)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Delmar Janovec, President     2005        $100,000(1)             0                            -0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Delmar Janovec, President     2004        $100,000(1)             0                            -0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Delmar Janovec, President     2003        $100,000 (1)            0                            -0-
--------------------------------------------------------------------------------------------------------------------

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
         Position            Year     Award(s)($)              SARs(#)                                 ($)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Delmar Janovec, President    2005         -0-                    -0-                  -0-              -0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Delmar Janovec, President    2004        - 0 -                  - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Delmar Janovec, President    2003        - 0 -                  - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------


                           -------------------------------------------------------------------
                                         Option/SAR Grants in Last Fiscal Year
                                                  (Individual Grants)
                           -------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                            Number of Securities     Percent of Total
                                                   Options/SARs Granted
                                 Underlying       to Employees In Fiscal   Exercise of Base
           Name             Options/SARs Granted           Year              Price ($/Sh)        Expiration Date
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Delmar Janovec, President          - 0 -                   --                    --                   --
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
            Name                 Shares                             Number of Unexercised    Value of Unexercised
                                                                    Securities Underlying        In-The-Money
                               acquired on                         Options/SARs At FY-End   Option/SARs At FY-End
                                Exercise                              (#) Exercisable/         ($) Exercisable/
                                   (#)         Value Realized ($)       Unexercisable         Unexercisable (1)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Delmar Janovec, President        - 0 -              ----                    ---                       --
--------------------------------------------------------------------------------------------------------------------

Compensation of Directors

         The Company's directors are not compensated for any meeting the board of directors which they attend. Delmar Janovec has accrued, but not been paid, an annual salary for services as an executive officer since 1998. The Company has not entered into any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 31, 2006, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 31, 2006, there were 147,883,056 shares of Common Stock issued and outstanding.

---------------------------- ----------------------------------------- --------------------------- -----------------

      Title of Class                   Name and Address of                Amount and Nature of        Percent of
                                         Beneficial Owner               Beneficial Ownership(1)        Class(1)
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

                                  Executive Officers & Directors
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

 Common Stock ($0.0001 par              Delmar Janovec (2)                     457,569,444(3)            75.5% (4)
          value)                  3440 E. Russell Rd., Suite 217
                                     Las Vegas, Nevada 89120
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

       Common Stock           Directors and Executive Officers as a
    ($0.0001 par value)                       Group                            1457,569,444               75.5 %
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

         (2) Please note that this shareholder owns preferred stock as more fully described in the following table. Further, Janovec owns 5 million shares in RBSY, NAI, and VUSA, respectively, and 5 million options in RBSY, NAI, VUSA, respectively.
         (3) Includes 444,444,444 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value ($2.00) of the Series C Preferred Stock divided by fifty percent (50%) of the average common stock on five (5) business days preceding the date of conversion, which for purposes of this table is April 6, 2006, and 13,125,000 shares of Common Stock which Janovec owns indirectly by his sopuse or in a trust that is in his Spouse's name.
         (4) Percentage is based upon the total 147,883,056 outstanding shares of Common Stock combined with 457,569,444 shares of the Company's common stock beneficially owned by Janovec.

         The following table sets forth, as of March 31, 2006 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

-------------------------- ----------------------------------------- ------------------------------ ----------------

Series of Preferred Stock            Name and Address of                   Number of Shares           Percent of
                                      Beneficial Owner                  Beneficially Owned (1)         Class (1)
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series B                       Tibor L. Nemeth
                                    165 North Aspen Avenue
                                   Azusa, California 91702                    177,012 (2)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series D                         Rod Clawson
                                    7049 S. Piccadilly St.
                                    Aurora, Colorado 80016                    250,000 (4)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series C              Executive Officers and Directors
                                        Delmar Janovec
                                3440 E. Russell Rd., Suite 217               1,000,000 (3)               100%
                                   Las Vegas, Nevada 89120
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------

                           All Executive Officers & Directors as a
                                            Group                             1,000,000                  100%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2005, the Company was indebted to its president, Delmar Janovec in the amount of $53,067.03, with $50,000 being owed to Janovec for accrued salary for 2005 and $3,067.03 for a loan made to the Company by Janovec.

         Effective December 31, 2004, the Company transferred the 6,500,000 shares of RoboServer Systems Corp preferred stock to its President, Delmar Janovec, as partial payment for the salary that had been accrued 2004. The preferred stock carries no conversion rights into common stock.

         Effective December 31, 2005, the Company issued five (5) million shares of common stock to Delmar Janovec in exchange for partial payment of his salary that had accrued for calendar year, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by De Joya Griffith & Company, LLC. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years was $22,500.

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and for the reviews of the financial statement included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year was $7,500.

Audit-Related Fees

De Joya Griffith & Company, LLC and/or Clyde Bailey, PC did not render any professional assurance or related services for the fiscal years ended December 31, 2005 and December 31, 2004.

Tax Fees

De Joya Griffith & Company, LLC and/or Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2005 or 2004. The fees associated for the preparation of the 2005 and 2004 corporate tax returns were approximately $1,250 and $750 respectively.

All Other Fees

The aggregate fees billed by De Joya Griffith & Company, LLC. and Clyde Bailey, PC for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2005 and 2004, respectively.

We do not have an Audit Committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April, 2006.

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

Signature           Title                                      Date
/s/ Delmar Janovec
------------------
Delmar Janovec      President, Chief Executive Officer         April  17th, 2006
                    and Director

                                INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION

3.1 Articles of Incorporation of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.).

3.2 Bylaws of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10.1 Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec.

10.2 Acquisition and Asset Purchase Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).

10.3 Acquisition and Stock Exchange Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).

10.4 Acquisition and Stock Exchange Agreement between the Company and Roboserver Systems Corp. dated August 26, 2004 (filed as Exhibit 10(i) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.5 Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10(ii) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.6 Fourth Addendum Settlement and Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as Exhibit 10(iii) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.7 Share Purchase Agreement, dated as of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

10.8                 Promissory Note, dated as of April 12, 2005. (filed as
                     Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

14                   Code of Ethics adopted by the Company.

21                   Subsidiaries of Registrant

23                   Consent of Clyde Bailey, P.C., dated April 14, 2006.

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. ss.1350
                                       20

                                                                    EXHIBIT 10.1

                              SETTLEMENT AGREEMENT


         THIS SETTLEMENT AGREEMENT ("Agreement") is entered into this 27th day of March 2006, by and between AMERICAN FACTORS GROUP, LLC, a New Jersey limited liability company ("AFG"), AMERIRESOURCE TECHNOLOGIES, INC., a Delaware corporation ("AMRE"), and DELMAR JANOVEC, a Nevada resident ("Janovec") (AFG, AMRE, and Janovec may be individually, or collectively, referred to as a "Party" or the "Parties").

         WHEREAS, on or about August 2, 2000, the Parties entered into a Settlement and Release Agreement ("SRA"), and a Promissory Note ("PN"), whereby AMRE and Janovec, as guarantor, agreed to repay certain obligations to AFG;

         WHEREAS, the Parties have entered into four addendums to the SRA, with the Parties agreeing in the fourth and final such addendum, executed on February 28, 2005, that the total amount owed to AFG by AMRE and Janovec, including accrued interest, was $484,693.29, with an additional penalty of $55,975.03 for AMRE and Janovec's failure to meet the terms of the third addendum executed by the Parties. The Parties also agreed that interest would accrue at 18% per annum, compounded monthly, beginning on February 28, 2005; and

         WHEREAS, as of the date of this Agreement, the total debt owed by to AFG by AMRE and Janovec equals about $646,312.63 ("Debt"); and

         WHEREAS, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as follows:


1.1 AFG, AMRE, and Janovec hereby agree that the Debt will be reduced to $350,000 and repaid in accordance with this Section 1.1,

        (a) AFG will receive a cash payment of $50,000 from AMRE and/or Janovec to be wired within 48 hours of all Parties signing this agreement;

        (b) AFG will receive a cash payment of $200,000 from AMRE and/or Janovec on or before April 27, 2006;

        (c) AFG will receive a cash payment of $100,000 from AMRE and/or Janovec on or before June 30, 2006.

        Payment of these amounts shall be made by wire transfer to AFG or a party designated by AFG. Upon receipt of the foregoing payments, the Debt shall be deemed to be completely discharged and the SRA shall be of no further force or effect. AFG additionally agree, once the foregoing payments are received, to release and forever discharge AMRE and Janovec from any liability connected to the Debt, and to cause the necessary documents to be filed with the appropriate courts to release the judgments and/or liens against AMRE and Janovec. However, if AMRE fails to make the payments in 1.1 above, then this Agreement will become void, and any payments will go to reduce the Debt and the SRA shall remain in effect.

1.2 The William R. Robins Family Trust No. 8 (the "Trust") is now the holder of record of 3,836,320 shares of AMRE common stock, issued to it pursuant to the SRA. AMRE agrees to immediately issue to the Trust sufficient additional shares of its common stock to bring the number of shares held by the Trust to approximately 5% of the common stock issued and outstanding as of December 31, 2005, as reported on the AMRE's audited financial statements. AMRE agrees to take all necessary actions to assist the Trust in its process of the removal of the restrictive legend from the stock that had been issued to AFG and/or Trust No. 8, pursuant to the R-144 Regulations governing the sale of restricted common stock.

1.3 The Parties represent and warrant that they have full right and authority to enter into this Agreement and to engage in all actions set forth herein. Each person executing this Agreement on behalf of each Party warrants that he is lawfully empowered to execute this Agreement on behalf of each respective entity and that the execution of this Agreement is within the course and scope of his agency or employment relationship with each of those entities and thereby binds each of those entities.

1.4 All agreements, covenants, representations, and warranties, express and implied, oral and written, of the Parties to this Agreement concerning its subject matter are contained herein. No other agreements, covenants, representations, or warranties, express or implied, oral or written, have been made by any Party to any other Party concerning the subject matter of this Agreement. All prior and contemporaneous conversations, negotiations, agreements, including the SRA, PN, and all addendums to the SRA and PN, all possible and alleged agreements, representations, covenants, and warranties concerning the subject matter of this Agreement are merged herein. Each Party hereto fully understands the consequences of this provision and has had an opportunity to consult with legal counsel.

1.5 Each Party hereto agrees to perform any further acts and to execute and deliver any further documents that may be reasonably necessary to carry out the provisions of this Agreement.

1.6 The following release shall become effective when and if AMRE and Janovec have performed all of their obligations pursuant to Paragraphs 1.1, 1.2, and 1.5: AFG and any and all related persons or entities, hereby forever and completely release, acquit and discharge AMRE and Janovec and any and all of AMRE's and Janovec's affiliates or subsidiary companies, officers, directors, agents, representatives, attorneys, members, employees, successors and assigns, from and against any and all claims, demands, rights, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, debts, costs, expenses, attorneys' fees, damages, judgments, orders, and liability of whatever kind or nature, in law, equity or otherwise, for or by reason of any matter, whether now known or unknown, suspected or unsuspected, asserted or unasserted, and whether or not concealed or hidden, that they now or may own or hold, or have at any time held, against AMRE and Janovec, in connection with any and all claims or allegations arising out of or relating to the Settlement Agreement or any other aspect of its relationship with AMRE and Janovec.

1.7 The following release shall become effective when and if AFG has performed all of its obligations pursuant to Paragraphs 1.1, 1.2 and 1.5.AMRE and Janovec and any and all related persons or entities, hereby forever and completely release, acquit and discharge AFG, and any and all of AFG's affiliates or subsidiary companies, officers, directors, agents, representatives, attorneys, members, employees, successors and assigns, from and against any and all claims, demands, rights, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, debts, costs, expenses, attorneys' fees, damages, judgments, orders, and liability of whatever kind or nature, in law, equity or otherwise, for or by reason of any matter, whether now known or unknown, suspected or unsuspected, asserted or unasserted, and whether or not concealed or hidden, that they now or may own or hold, or have at any time held, against AFG, in connection with any and all claims or allegations arising out of or relating to the Settlement Agreement or any other aspect of its relationship with AFG.

1.8 Any notices required hereunder shall be deemed to be given upon the earlier of (i) the third business day after the date when sent by certified or registered mail, (ii) the next business day after the date sent by guaranteed overnight courier, or (iii) the date sent by telecopier or delivered by hand, in each case, to the addresses set forth below:

               If to AMRE:                  AmeriResource Technologies, Inc.
                                            3440 E. Russell Road, Suite 217
                                            Las Vegas, Nevada 89120
                                            Attn: Delmar Janovec
                                            Phone: (702) 214-4249
                                            Fax: (702) 214-4221

                        With copies to:     Woltjen Law Firm
                                            4144 North Central Expwy., Suite 410
                                            Dallas, Texas 75204
                                            Attn: Kevin S. Woltjen
                                            Phone: (214) 742-5555
                                            Fax: (214) 742-5545

               If to Janovec:               Delmar Janovec
                                            3440 E. Russell Road, Suite 217
                                            Las Vegas, Nevada 89120
                                            Phone: (702) 214-4249
                                            Fax: (702) 214-4221

                        With copies to:     Woltjen Law Firm
                                            4144 North Central Expwy., Suite 410
                                            Dallas, Texas 75204
                                            Attn: Kevin S. Woltjen
                                            Phone: (214) 742-5555
                                            Fax: (214) 742-5545

               If to AFG:                   American Factors Group, LLC
                                            457 North Harrison Street
                                            Princeton, New Jersey 08540
                                            Attn: William R. Robins
                                            Phone:   (609)924-9394
                                            Fax:   (609)683-9501
                        With copies to:     _________________________
                                            =========================
                                            Attn:

1.9 Each party to this Agreement shall bear its own fees and expenses (including, without limitation, the fees and expenses of its legal counsel) in connection with the preparation, execution and delivery of this Agreement.

2.0 This Agreement shall be governed and construed in accordance with the laws of the State of New Jersey as though entered into between residents of the State of New Jersey, without reference to the principles or the conflict of laws.

         [Signature page to follow]

         IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date herein above written.


AMERIRESOURCE TECHNOLOGIES, INC.,                   AMERICAN FACTORS GROUP, LLC,
a Delaware corporation                    a New Jersey limited liability company

/s/ Delmar Janovec                                         /s/ William R. Robins
--------------------------------------    --------------------------------------
Delmar Janovec,                                               William R. Robins,
President                                                              President


DELMAR JANOVEC,
a Nevada resident

/s/ Delmar Janovec
--------------------------------------
Delmar Janovec

                                                                      EXHIBIT 14

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

         cause AMRE to engage in business transactions with relatives or friends; use nonpublic AMRE, shareholder, client, customer or vendor information for personal gain by you, relatives or friends (including securities transactions based on such information);

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

          The complaint must:

          be against a single individual; and

          be in writing; and

          cite the specific clause of the Code that is alleged to have been violated; and

          describe the specific action in question; and

          describe in general terms, the substantial negative effect of that action upon AMRE, the public, or an individual; and o contain a statement that the specific action of the accused in question is not already or imminently (to the best knowledge of the complainant(s)) the subject of legal proceedings; and

          contain a signed statement that the facts are true to the best knowledge of the complainant(s).

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

         The Hearing Committee will prepare an opinion on the particular case that will cover the facts of the case, the action taken, and the reason for that action. This will be reviewed by the Board of Directors of AMRE and by legal counsel at the discretion of the Board of Directors. When approved this opinion will be sent to the accused, who may consider exercising the Appeal Process. Due diligence should be used to provide this opinion to the accused within 120 days of the receipt of the complaint by the Hearing Committee. If this is not possible, a letter should be sent to the chief executive officer of AMRE, with copies to the accused and complainant(s), requesting an extension of this limit, and stating the reason for this request.

The Appeal Process

         If not satisfied with the ruling of the Hearing Committee, the accused may appeal to the chief executive officer of AMRE within 30 days of issuance of the Hearing Committee opinion. If appealed, the following procedure will be used:

          1. The Board of Directors, at its next scheduled meeting, or at a special meeting, shall review the opinion, and any other information available, and shall determine if:

                  a substantive procedural error has been committed by the Hearing Committee, or substantial new evidence has been produced.

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

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES
                                       OF
                        AMERIRESOURCE TECHNOLOGIES, INC.

1. West Texas Real Estate & Resources, Inc. is a Nevada corporation

2. Net2Auction, Inc. is a Delaware corporation

3. Net2Auction Corporation is a Nevada corporation

4. RoboServer Systems Corp. is a Delaware corporation

5. Self-Serve Technologies, Inc. is a Nevada corporation

6. AuctionWagon, Inc. is a California corporation

7. Auction Soft Pro Corporation is a Nevada corporation

8. VoIPCom USA, Inc. is a Delaware corporation

                                                                   Exhibit 23
CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 / (210) 691-2911 (fax)

 Member:
  American Institute of CPA's
  Texas Society of CPA's

April 14, 2006

Board of Directors
AmeriResource Technologies, Inc.
3440 E. Russell Road, Suite 217
Las Vegas, Nevada 89120

         RE:  Use of Financial Statements in Form 10-KSB Registration Statement

Dear Board of Directors:

As the prior independent public accountants for AmeriResource Technologies, Inc., a Delaware corporation (the "Company"), we hereby consent to the use of our report included in the annual report of the Company on Form 10-KSB for the year ended December 31, 2004 in the Company's Form 10-KSB for the year ended December 31, 2005.

Sincerely,


/s/ Clyde Bailey, P.C
---------------------
Clyde Bailey, P.C.
                                       35


                                                                    EXHIBIT 31.1
                                  CERTIFICATION

I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

     1. I have reviewed this report on Form 10-KSB for the fiscal year ended December 31, 2005 of the Company;

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

Date: April 17, 2006

/s/ Delmar Janovec
---------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                    EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United Stated Code, the undersigned officer of AmeriResource Technologies, Inc. (the "Company"), does herby certify, to such officer's knowledge, that:

     (a) the Annual report on Form 10-KSB for the year ended December 31, 2005 (the "Form 10-KSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 17, 2006

/s/ Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer