Form 10KSB/A
period 2005-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2006-05-05
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from ______________ to ______________.

Commission file number: 0-20033

                        AmeriResource Technologies, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                             84-1084784
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)

            3440 E. Russell Road, Suite 217, Las Vegas, Nevada 89120
               (Address of principal executive offices) (Zip Code)

                                 (702) 214-4249
                           (Issuer's telephone number)

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

                                 Yes [ ]No [X ]

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

                                TABLE OF CONTENTS


PART I
     ITEM 1.  Description Of Business..........................................4
     ITEM 2.  Description Of Property..........................................7
     ITEM 3.  Legal Proceedings................................................8
     ITEM 4.  Submission Of Matters To A Vote Of Security Holders..............9
PART II
     ITEM 5.  Market For Common Equity And Related Stockholder Matters.........9
     ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation.......11
     ITEM 7.  Financial Statements...........................................F-1
     ITEM 8.  Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure............................................13
     ITEM 8A. Controls and Procedures.........................................13
     ITEM 8B. Other Information...............................................13

PART III
     ITEM 9.  Directors And Executive Officers................................13
     ITEM 10. Executive Compensation..........................................14
     ITEM 11. Security Of Certain Beneficial Owners And Management And Related
              Stockholder Matters.............................................16
     ITEM 12. Certain Relationships And Related Transactions..................18
     ITEM 13. Exhibits And Reports On Form 8-K................................18
     ITEM 14. Principal Accountant Fees and Services..........................19

INDEX TO EXHIBITS.............................................................21
CERTIFICATIONS................................................................34

                                     PART I
Forward-looking Information

     This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates,"
 "predicts," "potential," or "continue" or the negative of suchterms or other comparable terminology. These statements are only predications. Actual events or results do differ materially from those indicated by such forward-looking statements.

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

NET2AUCTION, INC. (NAI)

     NAI is a leading operator of online auction drop-off locations that provide the general public with the ability to sell items on eBay without conducting such a sale themselves by simply dropping off the item at an NAI drop-off location. Because of the heavy sales volume performed by NAI on eBay, NAI is qualified as an eBay "Trading Assistant," which provides NAI with certain benefits, including discounts. Utilizing eBay, the largest online auction website, allows NAI to reach millions of potential buyers for our customers' unwanted goods. Currently, NAI operates forty-seven (47) drop-off locations with an additional twenty-five (25) affiliate locations, with all locations being awarded a customer satisfaction rating exceeding 99%. To learn more about NAI, please visit NAI's website at www.net2auction.com.

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

     The POS system offers a fully integrated system that includes all accounting features with emphasis on management tools/menus that offer various specialized reports for inventory and labor control. The self-serve system is a specialized application whereby, utilizing the POS software in a Kiosk application that allows management the flexibility of reducing staffing requirements thus lowering the labor expenses for the restaurant. This application also allows the customer to order the food as well as pay in a much faster time period and reduces the possibility of creating incorrect orders. The POS software and hardware system have been in commercial use since 2001 in southern California.

     On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, SSTI to RBSY. In exchange, RBSY sold to the Company 25,000,000 shares of RBSY, common stock and 6,500,000 shares of RBSY, preferred stock. The Company acquired approximately 99% of the RBSY voting rights via the exchange. As the Company's subsidiary, RBSY is now developing the Company's self-serve and point of sale technologies. RBSY shares are quoted on the pink sheets under the stock symbol "RBSY." For more information, please visist www.roboservercorp.com.

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

     On March 23, 2005, the Company announced the signing of a joint venture agreement with ERDC. Subsequently, the Company terminated the joint-venture agreement with ERDC because on April 22, 2005, the Company entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price $55,000.

JIM BUTLER PERFORMANCE, INC. (JBP)

     Jim Butler Performance, Inc. ("JBP") was acquired by the Company on September 26, 2001 from Wasatch Business Investors, Inc. ("WBI") and Covah, LLC ("Covah") in exchange for 1,000,000 shares of the Company's common stock. The agreement between WBI, Covah and the Company required all assets of JBP to be free and clear of all liens and any encumbrances.

     The Company was made aware of a lien, as disclosed in the Form 10-KSB for year ended 2002, in the approximate amount of $550,000 which had been apparently executed by the interim officers of JBP, Keith Warburton and Ronnie Hale, during the time frame WBI had purchased JBP from Jim & Joy Butler, and WBI's sale of JBP to the Company. Therefore, on March 19, 2004, the Company notified WBI & Covah of their breaches and rescinded the acquisition of JBP. The stock that had been issued to WBI and Covah has been returned to the Company's treasury. Therefore, the Company has reflected the adjustment to its balance sheet and income statement for the fiscal year ended December 31, 2004.

WEST TEXAS REAL ESTATE AND RESOURCES, INC. (WTRER)

     The oil lease, which had been entered into by WTRER on or about October 4, 1999 and then was acquired by the Company in July of 2000, expired pursuant to the terms of the lease on October 4, 2004. Therefore, the Company adjusted its balance sheet and income statement during the third quarter of 2004.

VOIPCOM USA, INC. (VCMU)

     On April 15, 2005, the Company acquired 23,000,000 shares or approximately 97% of the outstanding voting common stock, of VoIPCOM, USA, Inc. ("VCMU"). VCMU currently has minimal operations, its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generate assets to be acquired for the Company.

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

     NAI's management and sales field offices consist of approximately 2,000 sq. ft. for shipping and storage/warehouse space with offices of approximately 1,900 sq. ft. and is located at 10979 & 10969 San Diego Mission Rd., San Diego, California, 92108. The offices are both subject to leases that run through September 30, 2007, and August 31, 2008, respectively, and at the following sq. ft. prices;

     10979 Office from May 18, 2005 through September 30, 2005 is $1,859.32. 10979 Office from October 1, 2005 through September 30, 2006, is
$1,933.69.
     10979 Office from October 1, 2006 through September 30, 2007 is $2,011.04. 10969 Office from September 1, 2005 through August 31, 2008 is $2,268.99.

     The Company's subsidiary, NAI, currently subleases to AWI approximately 750 sq. ft. of office space at 10969 San Diego Mission Rd., San Diego, CA for $1.48 per sq. ft. on a month to month lease.

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

          (b) AFG will receive a cash payment of $200,000 from the Company and/or Janovec thirty (30) days from March 27, 2006; and

          (c) AFG will receive a cash payment of $100,000 from the Company and/or Janovec sixty (60) days from March 27, 2006; and

          (d)     AFG will receive 1,244,620 of the Company's common stock.

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

     On March 28, 2006, NAI received notice that a complaint hadbeen filed by David Stark in Superior Court of California, San Diego County, Case No. 862855, against NAI, et al., for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and NAI. Stark is seeking injunctive relief and compensatory,punitive, and general damages against NAI. NAI denies all allegations in the complaint and will vigorously defend its position on the matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "AMRE". The Common Stock had traded under the symbol "ARES" until the Company's shareholders effected a reverse stock split on or about December 17, 2004. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2003 and 2004, which have been adjusted to reflect the December 17, 2004 reverse stock split of one-for-forty (1-for-40). The quotations below reflect the reverse stock split of the Company's Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

         Year              Quarter          High               Low
         2005              First            $0.05             $0.011
                           Second           $0.23             $0.009
                           Third            $0.07             $0.02
                           Fourth           $0.03             $0.02

         Year              Quarter          High               Low
         2004              First            $0.60             $0.18
                           Second           $0.20             $0.06
                           Third            $0.13             $0.02
                           Fourth           $0.09             $0.02

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

Dividends on the Common Stock

     The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock which are discussed by below. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock otherthan those generally imposed by applicable state law.

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

     Dividends are not payable until declared by the Company. At December
31, 2001, the amount of dividends in arrears on the preferred stock was $1.6 million. The majority of the interest (approx 90%) owed on the dividends in the arrears were owed to Delmar Janovec, the President and majority stockholder. Delmar Janovec exchanged the dividends owed in the approximate amount of $1.6 million for the 1,000,000 shares of Class C Preferred Stock that was established in February 2002. There was nothing owed to DAJ as of the date of conversion. However, there would be some owed to the other Holders of A & B Classes, and to Janovec subsequent to the exchange.

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

     Management is encouraged by the prospects of its market expansion opportunities with NAI drop-off sites which have increased from 23 in 2004 to 47 locations with an additional 25 affiliate locations that were part of the AWI acquisition. The Company has also managed to acquire approximately 9 new commercial business accounts whereby the Company is providing wholesale liquidation services with these companies. Management expects the number of locations to increase over the course of 2006.

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

Results of operations

     Revenues for the fiscal year ended December 31, 2005 increased to $149,321 from $101,912 in revenues for 2004. The operating loss increased to $2,586,936 for 2005, as compared to $670,422 in 2004, as a result in the increase of General and Administrative expenses from $66,759 for 2004 to $490,446 for 2005, and an increase in consulting expenses from $511,439 for 2004 to $1,273,475 in 2005. The operating loss is also attributable to an increase in legal and professional expenses of $411,147 for 2005 as compared to $94,136 for 2004 as a result of increased acquisition activity by the Company.

     The Company's net loss decreased to $2,037,576 in 2005 as compared to a net loss of $2,518,536 in 2004. The decrease in net loss resulted from the one-time extraordinary write down expense in fixed assets by the Company in 2004 when its oil lease expired.

     --------------------------------------------- --------------- -------------
     Expenses                                           2005             2004
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     General and Administrative                        490,446          66,759
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Consulting                                      1,273,475         511,439
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Employee Salaries and Bonuses                     100,000         100,000
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Interest Expense                                 (120,637)       (109,114)
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Legal and Professional                            411,147          94,136
     --------------------------------------------- --------------- -------------

Liquidity and capital resources

     The Company's current assets as of December 31, 2005 are $118,765. This amount is in cash, inventory, and a note receivable. Other assets and fixed assets are $363,319, and $147,828, net depreciation, respectively.

     For the year ended December 31, 2005, the Company' account payable were $68,330. The Company had notes payable to other parties in the amount of $759,513 inclusive of accrued interest totaling $120,637.

        Cash used in operating activities for the year ended December 31, 2005 was $1,089,966 as compared to cash provided by operating activities for the same period of 2004 of $73,719 . This change is mainly attributable to a decrease in minority interest of $687,118 for the year ended 2005, as compared to a sales tax receivable of $0 for 2004.

        Cash used in investing activity decreased to $272,354 for the year ended 2005 as compared to cash used in investing activity of $72,712 for the same period in 2004. This decrease is primarily the result of purchase of fixed assets of $282,354 for the year ended 2005, as compared to $0 for 2004.

        Cash flows provided by financing activities was $1,463,648 for the year ended 2005, as compared to compared to cash used in financing activities of $27,068 for 2004. The increase in cash provided in financing activities reflects an increase in proceeds from issuance of stock of $1,252,600 for 2005, as compared to $0 in 2004.

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

ITEM 7.     FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year-ended December 31, 2005 are attached hereto beginning on page F-1.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          -----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                -----------------

                                DECEMBER 31, 2005

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      F-1

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

De Joya Griffith & Company


By: /s/ De Joya Griffith & Co.
------------------------------
April 15, 2006

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

/s/Clyde Bailey P.C.
-----------------------
San Antonio, Texas
March 28, 2005
                                      F-3



                                             AMERIRESOURCE TECHNOLOGIES, INC.
                                                Consolidated Balance Sheet
                                                 As of December 31, 2005

                                                        ASSETS
Current Assets:
     Cash                                                              $ 109,357
     Inventory                                                             3,122
     Notes receivable                                                      6,286
                                                                ----------------

Total current assets                                                                                     118,765

Fixed Assets
     Fixed assets at cost                                                169,141
     Accumulated depreciation                                           (21,313)
                                                                ----------------

              Net fixed assets                                                                           147,828

Other Assets
     Intangible assets-net
     of accumulated amortization                                         354,439
     Deposits                                                              8,880
                                                                ----------------

     Total other assets
                                                                                                         363,319
                                                                                                ----------------
                                                                                                ----------------

Total Assets                                                                                           $ 629,912
                                                                                                ================
                                                                                                ================

                                                     LIABILITIES
Current Liabilities
     Accounts payable                                                   $ 68,330
     Notes payable                                                       759,513
     Note payable - related party                                         53,317
     Accrued expenses                                                     50,896
                                                                ----------------
                                                                ----------------

     Total current liabilities                                                                           932,056

     Commitments and contingencies                                                                       105,000
                                                                                                ----------------
                                                                                                ----------------

     Total liabilities                                                                                 1,037,056
                                                                                                ----------------
                                                                                                ----------------

Stockholders' deficit
     Preferred stock, $.001 par value; authorized, 10,000,000                131
      Shares; Class A, issued and outstanding, 131,275 shares
     Preferred stock, $.001 par value; authorized, 10,000,000                177
      Shares; Class B, issued and outstanding, 177,012 shares
     Preferred stock, $.001 par value; authorized, 1,000,000               1,000
      Shares; Class C, issued and outstanding, 1,000,000 shares
     Preferred stock, $.001 par value; authorized, 750,000                   250
      Shares; Class D, issued and outstanding 250,000
     Common Stock, $.0001 par value; authorized, 3,000,000,000
      Shares; issued and outstanding, 103,692,656 shares                  10,369
      Comprehensive loss on marketable securities                        (3,108)
      Additional paid in capital                                      18,226,505
      Retained earnings                                             (19,327,806)
      Minority Interest                                                  685,338
                                                                ----------------

              Total stockholder' deficit                                                               (407,144)
                                                                                               -----------------
                                                                                               -----------------

Total Liabilities and Stockholder's deficit                                                            $ 629,912
                                                                                               =================



                                           AMERIRESOURCE TECHNOLOGIES, INC.
                                         Consolidated Statement of Operations


                                                               For the year ended          For the year ended
                                                                December 31, 2005           December 31, 2004
                                                            --------------------------    ----------------------
                                                            --------------------------    ----------------------

Revenues                                                               $ 149,321                 $ 101,912

Cost of goods sold                                                       225,303                         -
                                                            --------------------------    ----------------------

     Gross profit (loss)                                                (75,982)                   101,912

Operating expenses
     General and administrative                                          490,446                    66,759
     Salaries                                                            100,000                   100,000
     Legal & professional                                                411,147                    94,136
     Research and development                                            235,886                         -
     Consulting                                                        1,273,475                   511,439
                                                            --------------------------    ----------------------
                                                            --------------------------    ----------------------

Operating loss                                                       (2,586,936)                  (670,422)


Other income (expense)
      Rent income                                                              -                      1,000
      Interest expense                                                 (120,637)                  (109,114)
      Loss on write down of assets                                      (17,121)                (1,700,000)
      Write-down of note receivable                                            -                   (40,000)
                                                            --------------------------    ----------------------
                                                            --------------------------    ----------------------

Total other income (expense)                                           (137,758)                (1,848,114)

Net loss before income tax                                           (2,724,694)                (2,518,536)

Minority interest                                                        687,118                          -

Income tax provision                                                           -                          -
                                                            --------------------------    ----------------------

Net income (loss)                                                  $ (2,037,576)              $ (2,518,536)
                                                            ==========================    ======================

Earnings (Loss) per share                                               $ (0.03)                   $ (0.13)
                                                            ==========================    ======================


Weighted average common shares outstanding                            61,909,755                 19,052,635
                                                            ==========================    ======================
                                      F-5


                                                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 Consolidated Statement of Stockholders' Deficit

                       $.0001 Par Value                                                Accumulated
                         Common Stock         Preferred Stock                Additional   Other
                           Number                  Number   $.001 Par Value   Paid-In  omprehensive Accumulated  Minority
                         of Shares     Amount    of Shares  Preferred Stock   Capital   Income/(Loss) Deficit    Interest
                       --------------------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------------------


Balance at
  December 31, 2003      7,828,854     $783     1,329,621       $1,330   $16,110,805    $(3,108)   $(14,771,694)
                       ==================================================================================================
                       ==================================================================================================


Shares issued:
Consulting services     12,062,604    1,206                                  380,682
Legal services           1,048,617      105       228,666          228        94,038
Extension/modification
 of note                   453,475       45                                     (45)
Options Exercised          227,250       23                                     (23)
Investment in Eagle Rider  250,000       25                                   71,475
Subscription Agreement   1,206,575      121                                    (121)
Reduction of Notes
  Payable                5,000,000      500                                   99,500
Net loss for the year ended
  December 31, 2004                                                                                  (2,518,536)
Fractional shares, rounding
  from splits                       219                                      116,303
                         2,199,041
Balance at
  December 31, 2004     30,276,416   $3,027     1,558,287       $1,558   $16,872,614    $(3,108)   $(17,290,230)        -
                       ==================================================================================================
                       ==================================================================================================

Shares issued:
Consulting services     47,167,355    4,717                                  908,314
Legal and professional
  services              13,865,181    1,387                                  275,915
Extension/modification
  of note                2,680,000      268                                   47,632
Options Exercised        1,000,000      100                                   22,900
Subscription agreement   3,703,704      370                                   49,630
Convert accrued officer salary
  into stock             5,000,000      500                                   49,500
Minority interest                                                                                               1,372,456
Net Loss for the year ended
  December 31, 2005                                                                                  (2,037,576)(687,118)

                       --------------------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------------------
Balance at
  December 31, 2005    103,692,656  $10,369     1,558,287       $1,558    $18,226,505   $(3,108)   $(19,327,806) $685,338
                       ==================================================================================================
                       ==================================================================================================



                                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                   For the Years Ended December 31, 2005 and 2004
                                                                         2005            2004
                                                                         ----            ----
Reconciliation of net loss provided by (used in) operating activities:
Net Income (Loss)                                                    (2,037,576)     (2,518,536)
Non-cash items:
     Depreciation and amortization                                       22,836              281
     (Gain)/Loss on write down of note (Related Party)                                 1,700,000
     Loss on write down of investment                                    17,121
     Non-cash services through issuance of stock                      1,474,554          746,517
     Minority interest                                                (687,118)
Changes in assets affecting operations - (increase) decrease
     Deposits                                                            (8,880)
     Inventory                                                           (3,122)
     Notes receivables                                                   10,649           35,370

Changes in liabilities affecting operations - increase (decrease)
     Accounts payable/accrued expenses                                  121,570              973
     Accrued interest                                                                    109,114
                                                                  --------------- ---------------

Net cash provided by (used in) operating activities                  (1,089,966)          73,719
                                                                  --------------- --------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                  1,252,600                -
     Increase in note payable, net                                      211,048           72,932
     Repayment of debt                                                        -        (100,000)
                                                                  -------------- ---------------
                                                                  --------------

Net cash provided by (used in) financing activities                   1,463,648         (27,068)

Cash flows from investing activities:
     Investment in EagleRider                                            55,000         (71,500)
     Purchase of Fixed Assets                                          (282,354)         (1,212)
     Cash Purchase of Auction Boulevard                                 (45,000)               -
                                                                  -------------- ---------------

Net cash provided by (used in) investing activities                    (272,354)        (72,712)
                                                                  -------------- ---------------

Increase (decrease) in cash                                             101,328         (26,061)
Cash - beginning of period                                                8,029           34,090

Cash - end of period                                                    109,357            8,029
Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares                           219,913                -
Debt paid through issuance of stock                                      49,900

Stock issued for services                                             1,474,554          581,136
                                                                  ============== ================
                                      F-7

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

       A Stock Exchange Agreement was executed on September 17, 2003 and made efffective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 10,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance to be paid on or before July 31, 2004. 449 and WDHQ operate a business that has four franchises located in San Diego and Palm Springs, California, St. Louis, Missouri, and Miami, Florida, as EagleRider. EagleRider provides rental of Harley Davidson motorcycles and recreational equipment. This investment was being accounted for as a non-marketable equity investment by the Company. On April 22, 2005, the Company entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price $55,000.

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

       The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000.00, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VCMU, however, the Company is considering reselling the Shares or placing assets into VCMU. The Company's common stock is quoted on the pink sheets under the stock symbol "VCMU".

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

       Principles of consolidation

       The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., Net2Auction, Inc., Net2Auction Corporation, AuctionWagon, Inc., AuctionSoft Pro, Inc., and RoboServer Systems Corp., Self-Serve Technologies, Inc., and VoIPCOM USA, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

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

       Revenue Recognition

       The Company recognized revenue on the accrual basis, records income as earned, and recognizes expenses as incurred. The Company is currently expanding via acquisitions. The Company pays a set minimum amount to "drop-off locations" for Net2Auction, which accounts for the Company's cost of goods sold exceeding Revenues.

       Stock Based Compensation

       The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No.123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

       There were no stock options granted during 2004, or 2005. Since no options were granted, there would be no effect on net loss, or loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
       (SFAS) No.123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the years ended December 31, 2005 and 2004. Accordingly, no proforma information, nor tables are presented for these financial statements.

       Property, Plant and Equipment

       The Company's fixed assets are presented at cost. Certain Subsidiaries use tax depreciation methods which approximates straight-line. Related depreciation and amortization expense for the years ended December 31, 2005, and 2004, was $21,313 and $281, respectively.

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

       Recent Accounting Pronouncements

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

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

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

       In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No.155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

       In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets
       ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial, results of operations or cash flows.

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

       An officer of the Company loaned $3,067.03 to the Company during the year ended December 31, 2005, and is owed an additional $50,000 for his salary that had been accrued during the calendar year, 2005. The note is payable on demand, and is non-interest bearing.

       In December 2005, the Company's subsidiary, Net2Auction, issued 187,000 shares of common stock in Net2Auction to an officer of the subsidiary to purchase two cans valued at $35,000.

3.     NOTES RECEIVABLE

       Notes receivable from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.
                                                                           6,286


                                                              ------------------

       Total Notes Receivable                                              6,286

       Less current portion                                              (6,286)
                                                              ------------------

       Total Notes Receivable                                             $    0
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

                                                                                ---------
                                                                                ---------
                                       Total notes payable                        759,513

                                       Less current portion                     (759,513)
                                                                                ---------
                                                                                ---------

                                       Long-term portion                           $    -

                                                                                =========

       Maturities of notes payable at December 31, 2005, are as follows:

            Year Ended
            December 31,
               2006                                                               759,513
               2007                                                                   -0-
               2008                                                                   -0-
               2009                                                                   -0-
               2010                                                                   -0-
            Thereafter                                                                -0-
                                                                                ---------
                                                                       $          759,513
                                                                       ==================

                                       F-15

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

     On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock." Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of the $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

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

     During the fourth quarter of 2004, the Company amended a note payable that included the issuance of a new class E preferred at the rate of one share of Series E Stock for each four shares of ARET Common Stock held by the note holder. The Series E Stock can be redeemed by the Company at the rate of .50 (fifty cents) per share. The Series E Stock can be converted into Common Stock at the rate of $.50 (fifty cents) divided by the 50% of the average closing price of the Common Stock on the five business immediately preceding the delivery of notice of exercising the right of conversion.

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

     Delmar Janovec exchanged the dividends owed in the approx. amount of $1.6 million for the 1,000,000 shares of Class C Preferred Stock that was established in February 2002. There would be nothing owed to DAJ as of the date of conversion. However, there would be some owed to the other Holders of A & B Classes, and to Janovec subsequent to the exchange.

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

       NAI's management and sales field offices consist of approximately 2,000 sq. ft. for shipping and storage/warehouse space with offices of approximately 1,900 sq. ft. and is located at 10979 & 10969 San Diego Mission Rd., San Diego, California, 92108. The offices are both subject to leases that run through September 30, 2007, and August 31, 2008, respectively, and at the following sq. ft. prices:

       10979 Office from May 18th , 2005 through September 30, 2005 is $1,859.32. 10979 Office from October 1, 2005 through September 30, 2006, is $1,933.69. 10979 Office from October 1, 2006 through September 30, 2007 is $2,011.04. 10969 Office from September 1, 2005 through August 31, 2008 is $2,268.99.

       The Company's subsidiary, NAI, currently subleases to AWI approximately 750 sq. ft. of office space at 10969 San Diego Mission Rd., San Diego, CA for $1.48 per sq. ft. on a month to month lease.

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

       On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County, Case No. 862855, against the Company, et al., by the Plaintiff, Dave Stark, a former consultant to the Company, for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denies all allegations in the complaint and will vigorously defend its position on the matter.

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

8.     MARKETABLE SECURITIES

       At December 31, 2005, the Company held 25,000,000 million shares of restricted common stock in RoboServer Systems Corp. and 25,000,000 million shares of restricted common stock in Net2Auction, Inc. These Companies are listed on the Pink Sheets. The Company has held these shares since December 2004. The Company would be able to sell it's securities under the R-144 regulations.

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

       (d)  AFG is to receive 1,244,620 shares of the Company's commons stock.

The Company intends to pay the above amounts without the assistance of Janovec. In exchange for the above payment, AFG agreed to release and forever discharge
AMRE and   Janovec from any liability connected to the debt, and will cause the necessary documents to be filed with the appropriate courts to release the judgments and/or liens against AMRE and Janovec. If AMRE fails to make the payments above, then the agreement will become void, and any payments will go to reduce the original note.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     On or about April 22, 2005, the Company engaged the services of the firm, Franklin Griffith & Associates to be the Company's independent auditors for the calendar year of 2005. Franklin Griffith & Associates performed their reviews of the first and second quarter 10-QSBs ending March 31, 2005 and June 30, 2005, respectfully, for the Company. Franklin Griffith & Associates resigned as the Company's auditors. The Company engaged the firm of De Joya Griffith and Company, as their new independent auditors, who then performed the review of the third quarter 10-QSB ending September 30, 2005. De Joya Griffith and Company is the independent auditors for the Company.

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

ITEM 10.     EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2005, 2004and 2003. The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec.


                           SUMMARY COMPENSATION TABLES

--------------------------------------------------------------------------------------------------------------------

                                                      Annual Compensation
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

          Name and                                                                          Other Annual
     Principal Position        Year         Salary ($)           Bonus ($)                Compensation ($)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Delmar Janovec, President     2005        $100,000(1)               0                          -0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                           $100,000 (1)              0                          -0-
 Delmar Janovec, President     2004
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                               2003        $100,000 (1)              0                          -0-
 Delmar Janovec, President
--------------------------------------------------------------------------------------------------------------------

(1) Delmar Janovec has accrued an annual salary since 1996, and converted to R-144 stock.

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
--------------------------------------------------------------------------------------------------------------------

                                      15

Compensation of Directors

     The Company's directors are not compensated for any meeting of the board of directors which they attend. Delmar Janovec has accrued an annual salary since 1996. The Company has not entered into any employment agreements. Mr. Janovec is compensated as a consultant to the Company and is responsible for the associated payroll taxes.The Company is not responsible for any payroll taxes related to his compensation even though Janovec accrues salary.

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

---------------------------- ----------------------------------------- --------------------------- -----------------

      Title of Class                   Name and Address of                Amount and Nature of        Percent of
                                         Beneficial Owner               Beneficial Ownership(1)        Class(1)
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

                                  Executive Officers & Directors
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

 Common Stock ($0.0001 par              Delmar Janovec (2)                   457,569,444(3)           75.5% (4)
          value)                  3440 E. Russell Rd., Suite 217
                                     Las Vegas, Nevada 89120
---------------------------- ----------------------------------------- --------------------------- -----------------
---------------------------- ----------------------------------------- --------------------------- -----------------

       Common Stock           Directors and Executive Officers as a
    ($0.0001 par value)                       Group                           457,569,444               75.5 %
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

         (2) Please note that this shareholder owns preferred stock as more fully described in the following table. Further, Janovec owns 5 million shares in RBSY, NAI, and VUSA, respectively, and 5 million options in RBSY, NAI, VUSA, respectively. (3) Includes 444,444,444 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value ($2.00) of the Series C Preferred Stock divided by fifty percent (50%) of the average common stock on five (5) business days preceding the date of conversion for purposes of this table is April 6, 2006, and includes 13,125,000 shares of Common Stock which Janovec owns indirectly by his spouse or in a trust that is in his Spouse's name.
         (4) Percentage is based upon the total 147,883,056 outstanding shares of Common Stock combined with 444,444,444 shares of the Company's common stock beneficially owned by Janovec.

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

-------------------------- ----------------------------------------- ------------------------------ ----------------

Series of Preferred Stock            Name and Address of                 Number of Shares             Percent of
     ---------------                                                                                  ----------
                                       Beneficial Owner                 Beneficially Owned (1)         Class (1)
                                       ----------------                 ------------------               -----
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series B                       Tibor L. Nemeth
                                    165 North Aspen Avenue
                                   Azusa, California 91702                    177,012 (2)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series D                         Rod Clawson
                                    7049 S. Piccadilly St.
                                    Aurora, Colorado 80016                    250,000 (4)                100%
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------
        Series C              Executive Officers and Directors
                                        Delmar Janovec
                                3440 E. Russell Rd., Suite 217               1,000,000 (3)               100%
                                   Las Vegas, Nevada 89120
-------------------------- ----------------------------------------- ------------------------------ ----------------
-------------------------- ----------------------------------------- ------------------------------ ----------------

                           All Executive Officers & Directors as a
                                            Group                              1,000,000                 100%
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


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2005, the Company was indebted to its president, Delmar Janovec, in the amount of $53,067.03, with $50,000 being owed to Janovec for accrued salary for 2005 and $3,067.03 being owed to Janovec for a loan to the Company made by Janovec.

     Effective December 31, 2004, the Company transferred the 6,500,000 shares of RoboServer Systems Corp preferred stock to its President, Delmar Janovec, as partial payment for the salary that had been accrued 2004. The preferred stock carries no conversion rights into common stock.

     Effective December 31, 2005, the Company five (5) million shares of common stock to Delmar Janovec in exchange for partial payment of his salary that had accrued for calendar year, 2005.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by De Joya Griffith & Company, LLC. And Franklin Griffith & Associates for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $11,750 and $7,500, respectively.

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

We do not have an Audit Committee.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2006.

                                                AmeriResource Technologies, Inc.
                                                               /s/Delmar Janovec
                                                               -----------------
                                                       Delmar Janovec, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title                                               Date

/s/Delmar Janovec     President, Chief Executive Officer           May 2, 2006
-----------------     and Director
Delmar Janovec

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

21      Subsidiaries of Registrant

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. ss.1350

                                                                    EXHIBIT 10.1

                              SETTLEMENT AGREEMENT


     THIS SETTLEMENT AGREEMENT ("Agreement") is entered into this 27th day of March 2006, by and between AMERICAN FACTORS GROUP, LLC, a New Jersey limited liability company ("AFG"), AMERIRESOURCE TECHNOLOGIES, INC., a Delaware corporation ("AMRE"), and DELMAR JANOVEC, a Nevada resident ("Janovec") (AFG), AMRE, and Janovec may be individually, or collectively, referred to as a "Party" or the "Parties").

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


AMERIRESOURCE TECHNOLOGIES, INC.,         AMERICAN FACTORS GROUP, LLC,
a Delaware corporation                    a New Jersey limited liability company
/s/Delmar Janovec                         /s/William R. Robins
--------------------------------------    --------------------------------------
Delmar Janovec,                                               William R. Robins,
President                                                              President


DELMAR JANOVEC,
a Nevada resident


---------------------------------------
Delmar Janovec

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

/s/Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer

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

Conflicts of Interest

     You must avoid any personal activity, investment or association which could appear to interfere with good judgment concerning AMRE's best interests. You may not exploit your position or relationship with AMRE for personal gain. You should avoid even the appearance of such a conflict. For example, there is a likely conflict of interest if you:

     o cause AMRE to engage in business transactions with relatives or fiends;
     o use nonpublic AMRE, shareholder, client, customer or vendor information for personal gain by you, relatives or friends
           (including securities transactions based on such information);
     o have more than a modest financial interest in AMRE's shareholders, vendors, customers, clients or competitors; o receive a loan, or guarantee of obligations, from AMRE or a third party as a result of your position at AMRE; or o compete, or prepare to compete, with AMRE while still employed by AMRE.

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

7. Auction Soft Pro Corporation is a Nevada corporation

8. VoIPCom USA, Inc. is a Delaware corporation

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

1. I have reviewed this report on Form 10-KSB/A for the fiscal year ended December 31, 2005 of the Company;

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

Date: May 2, 2006

/s/Delmar Janovec
---------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                    EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United Stated Code, the undersigned officer of AmeriResource Technologies, Inc. (the "Company"), does herby certify, to such officer's knowledge, that:

         (a) the Annual report on Form 10-KSB/A for the year ended December 31, 2005 (the "Form 10-KSB/A") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (b) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 2, 2006

/s/Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer
                                       35