Form 10QSB
period 2006-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2006-05-22
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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
                                 Yes [ ] No [X]

     On April 30, 2006, there were 149,156,421 outstanding shares of the issuer's common stock, par value $0.0001.

                                TABLE OF CONTENTS


PART I  -  FINANCIAL INFORMATION                                               3

     ITEM 1.     Financial Statements                                          3
     ITEM 2. Management's Discussion & Analysis of Financial Condition 4 & Results of Operations
     ITEM 3.     Controls and Procedures                                       6

PART II  -  OTHER INFORMATION                                                  7

     ITEM 6.     Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                                     8
INDEX TO EXHIBITS                                                              9
CERTIFICATIONS                                                                10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2006, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

     The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2005.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S

                                                 March 31,          December 31,
                                                   2006                 2005
                                                   ----                 ----

Current Assets:
     Cash and cash equivalents                    159,603              109,357
     Inventory                                     13,032                3,122
     Accounts receivable                              270
     Prepaid expenses                               2,250
     Notes receivable                               6,065                6,286

          Total Current Assets                    181,220              118,765



Fixed Assets:
     Fixed assets at cost                         175,318              169,141
     Accumulated depreciation                     (29,933)            (21,313)

          Net Fixed Assets                        145,385              147,828

Other Assets:
     Intangible assets - net of accumulated
      amortization                                366,943              354,439
     Deposits                                       8,880                8,880

          Total Other Assets                      375,823              363,319

          Total Assets                            702,428              629,912


     The accompanying notes are integral part of Consolidated Financial Statements.


         L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited
                                                                 March 31         December 31,
                                                                   2006               2005
                                                                   ----               ----

Current Liabilities
     Accrued Expenses                                              69,745             50,896
     Accounts Payable                                              87,866             68,330
     Note payable - related party                                  59,197             53,317
     Notes payable -current portion                               565,000            759,513

          Total Current Liabilities                               781,808            932,056

Non-Current Liabilities:
     Commitments and contingencies                                105,000            105,000

          Total Other Liabilities                                 105,000            105,000

          Total Liabilities                                       886,808          1,037,056

Stockholders' Deficit
     Preferred stock, $.001 par value; authorized,
10,000,000 shares; Class A, issued and outstanding,
131,275 shares
                                                                      131                131

     Preferred stock, $.001 par value; authorized,
10,000,000 shares; Class B, issued and outstanding,
177,012 shares
                                                                      177                177

     Preferred stock, $.001 par value; authorized,
1,000,000 shares; Class C, issued and outstanding,
1,000,000 shares
                                                                    1,000              1,000

     Preferred stock, $.001 par value; authorized,
750,000 shares; Class D, none issued and outstanding
                                                                      250                250

     Common Stock, $.0001 par value; authorized,
3,000,000,000 shares; issued and outstanding,
153,474,626 shares and 103,692,656, shares                         15,347             10,369


     Comprehensive loss on marketable securities                   (3,108)            (3,108)
     Additional paid in capital                                18,693,595         18,226,505
     Retained earnings                                        (20,402,154)       (19,327,806)
     Minority interest                                          1,510,382            685,338
     Total stockholder' deficit                                  (184,380)          (407,144)

Total Liabilities and Stockholder's deficit                       702,428    $       629,912
-------------------------------------------

                                      F-2

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                         For the quarter ended
                                                               March 31,
                                                         2006              2005

Net Service Income                                      108,218   $         0.00
Consulting Income                                                         25,000

     Revenues                                           108,218           25,000

Cost of Goods Sold                                       70,170                0

     Gross Profit                                        38,048           25,000

Operating expenses
     General and administrative expenses                146,116           31,866
     Salaries                                            25,000           25,000
     Legal & Professional                               122,555           46,869
     Depreciation and amortization                       13,459            2,499
     Consulting                                         547,095          172,750
          Operating loss                               (816,177)       (253,984)

Other Income (Expense):
     Gain on extinguishments of debt                    232,067                0
     Interest income                                         10                0
     Interest expense                                    (4,718)               0
          Total other income (expense)                  227,359                0
     Minority interest                                  153,374
Net Income (loss) before income tax                    (435,444)       (253,984)

Income Tax Provision (Note 7)                                                  0

Net Income (loss)                                      (435,444)       (253,984)

Earnings per share                                       (0.003)         (0.001)

Weighted average common shares outstanding          128,583,641      360,127,294

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                                      For the three months ended
                                                               March 31
                                                         2006               2005
Reconciliation of net loss provided by (used in)
     operating activities:
     Net income (loss)                            $    (435,444)   $   (253,984)
     Non-cash items:
          Depreciation                                   13,459               13
          Non-cash services through issuance of stock   514,218          241,369
          Relief of debt income                        (232,067)
          Minority interest                            (153,374)

Changes in assets affecting operations (increase)
/decrease
          Accounts Receivable                              (270)               0
          Inventory                                      (9,910)               0
          Prepaid expenses                               (2,250)
          Notes Receivables                                 221            6,371

Changes in liabilities affecting operations increase
/(decrease)
          Accounts Payable                               19,536                0
          Accrued Payroll and related expenses           25,000           25,000
          Accrued expenses                               18,849                0
          Other current liabilities                                            0


Net cash provided by (used in) operating activities    (249,668)          18,769
Cash flows from investing activities:
         Purchase of Fixed Assets, and intangibles      (23,520)               0

Net cash provided by (used in) investing activities     (23,520)               0
Cash flows from financing activities:
         Net increase in Notes payable                   43,434
         Proceeds from issuance of stock                280,000
Net cash provided by (used in) financing activities     323,434                0
Increase (decrease) in cash                              50,246   $       18,769

Cash-beginning period                                   109,357   $       34,090

Cash-end of period                                $     159,603   $       52,859

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, and Auction Wagon Inc., and VoIPCOM USA, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY

Common stock

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2006, the Company issued a total of 49,781,970 shares of common stock as follows:

1,244,620 shares of restricted common stock were issued in partial settlement of a note payable valued at $12,446, related to AFG settlement.

43,688,640 shares of common stock were issued for consulting services valued at $408,938. 41,553,640 shares were attributed to AMRE and 2,135,000 shares were attributed to Auction Wagon.

4,848,710 shares of common stock were issued for legal and professional services valued at $50,684.

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY (continued)

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

On December 19, 2005, the Company filed a "Certificate of Designation" with the Secretary of State of the State of Delaware to designate 1,000,000 shares of the Preferred Stock as "Series E Preferred Stock". Each share of the outstanding Series E Preferred shall be convertible into common stock of the Company based on the stated value of the $0.50 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $0.50 per share with interest of 8% per annum. The holders of the Series E is entitled to receive $0.50 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

Delmar Janovec, President & CEO, exchanged the interest owed to him on the dividends in the approximate amount of $1,600,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)
NOTE 5- NOTE PAYABLE

     The Company had the following notes payable as of 3/31/06.


     Note dated April 12, 2005, interest is prime plus 3% originally due on November 12, 2005, extended through November 4, 2006, convertible into 20,000,000 million shares of VoIPCOM USA, Inc. common stock.
                                                                         $80,000

     Note dated February 2005, interest is prime plus 3% due on demand. Convertible into RoboServer common stock based upon 50% of the bid on a five day trading average.
                                                                         $35,000
     Note dated in 2002 is non-interest bearing and due on demand.

     Note dated August 31, 1998, and amended effective in the            $50,000
     fourth quarter of 2004, payable to American Factors, in the original amount of $430,000, secured by 300,000 shares of the
     Company's common stock. The note bears interest at 15%.            $350,000
     Note dated January 2006, interest is 1% per month with a 3%         $50,000
     origination charge

          Total notes payable                                            565,000


          Less current portion                                         (565,000)


          Long-term portion                                              $     -

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE 5- NOTE PAYABLE (continued)

     Maturities of notes payable at March 31, 2006, are as follows:

     2006                                                              $ 565,000
     2007                                                              $     -0-
     Thereafter                                                              --
                                                                       ---------
                                                                       $ 565,000

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, business property & casualty insurance, and general liability meeting the standard limits which are customary in the industry.

On March 28, 2006, the Company and Delmar Janovec, individually, and AFG entered into a Settlement Agreement for full settlement of the existing debt including interest and penalties totaling approximately $646,312. The settlement called for a cash payment of $350,000, pursuant to the following terms:

     (a) AFG received a cash payment of $50,000 from the Company and/or Janovec wired within 48 hours of both parties signing this agreement; and
     (b) AFG is to receive a cash payment of $200,000 from the Company and/ or Janovec thirty (30)days from March 27, 2006; and
     (c) AFG is to receive a cash payment of $100,000 from the Company and/or Janovec sixty (60) days from March 27, 2006; and
     (d)     AFG is to receive 1,244,620 shares of the Company's common stock.

The Company intends to pay the above amounts without the assistance of Janovec. In exchange for the above payments, AFG agreed to release and forever discharge AMRE and Janovec any liability connected to the debt, and will cause the judgments and/or liens against AMRE and Janovec. If AMRE fails to make the payments above, then the agreement will become void, and any payments will go to reduce the original note.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County, Case No. 862855, against the Company, et al., for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denies all allegations in the complaint and will vigorously defend its position on the matter.

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

GENERAL

     AmeriResource Technologies, Inc. (the "Company") conducts operations primarily through its subsidiaries, including RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), and Net2Auction Corporation ("N2AC"), and AuctionWagon Inc. ("AWI"). As of
May 19, 2006, the Company owned approximately 38.7% of NAUC common stock and upon conversion of the SuperVoting Preferred collectively gives AMRE 69.6% control, which owns 100% of N2AC and AWI. NAUC is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of May 19, 2006, the Company owned approximately 47.15% of RBSY's common stock and upon conversion of the SuperVoting Preferred would give the Company approximately 76.2% control, which owns 100% of SSTI. RBSY is publicly traded on the Pink Sheets under the symbol "RBSY." The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base and to achieve profitability.


NET2AUCTION

     NAUC is an operator of online auction drop-off locations and develops relationships with independently owned and/or franchised pack and ship centers. We believe NAUC is ideal for people who want hassle-free selling of their used goods online using eBay internet auction site. In addition to the millions of people who trade on eBay, we believe there is a large population of people who would like to participate on eBay, but lack the skills, time or inclination to sell online directly. NAUC serves this population by extending the reach of eBay.

     NAUC handles of all aspects of selling goods on eBay for its customers, including photographing the goods to be sold, posting a picture of the goods on eBay, drafting the product description for eBay, handling inquiries from potential purchasers, selling the goods, processing payments for the goods, and taking care of shipping the goods to the final purchaser. A customer of NAUC gets a majority of the proceeds from the sale of the goods and NAUC does all the work.
     Currently, NAUC operates forty-seven (47) drop-off locations, in addition to the twenty-three (23) affiliate locations that were acquired in our acquisition of AuctionWagon, Inc. ("AWI") on September 30, 2005. NAUC has developed numerous commercial accounts whereby NAUC liquidates the excess inventory of such accounts on eBay. NAUC has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, and shoes for both men and woman. NAUC continues to receive a customer satisfaction rating on eBay exceeding 99%. NAUC is listed as a "eBay Trading Assistant," which allows NAUC to reach millions of potential buyers for our customers' unwanted goods or products. To learn more about the NAUC, please visit the website at www.net2auction.com.

Auction Wagon

     NAUC acquired Auction Wagon, Inc ("AWI") on September 30, 2005. AWI was incorporated in September of 2003 and became the first eBay consignment store in the Los Angeles market. AWI is the first company to qualify as both an eBay certified developer and an eBay Trading Post. AWI is a frontrunner in both the retail and software segments of the industry, being featured in Entrepreneur, the New York Times, and the Wall Street Journal. AWI currently markets its consignment software to drop-off stores, and maintains a national affiliate network of drop-off locations.

     AWI's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, and check writing as well as integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month per customer. For additional information about AWI, see www.auctionwagon.com.

Auction Boulevard

     On September 14, 2005, NAUC acquired assets from Netelectronics.com d/b/a Auction Boulevard ("AB"). AB is an operator of online auction drop-off locations. Among the assets acquired by NAUC were all rights to the AB name, all of AB intellectual property, and all eBay accounts opened by AB. Additionally, AB assigned to NAUC the lease to AB's principle place of business, located in Encino, California.

      AB is a Trading Assistant, as determined by e-Bay, with operations and drop-off store located at 17412 Ventura Boulevard, Encino, CA (northern
Los Angeles area). Auction Boulevard has accumulated in excess of 2,000 positive feedbacks on eBay and has a 99% positive feedback.

ROBOSERVER

      RBSY is a leading provider of self-service technologies to restaurant industries. RBSY's self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

      RBSY kiosks can be installed in any restaurant in the United States. RBSY also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with this custom software solutions, RBSY has partnered with a leading kiosk software development company, St. Clair Interactive Systems. St. Clair provides our customers with leading edge technology and online monitoring systems. RBSY has also partnered with Renasiance Systems, a leading technology company. Our partnership with Renasiance allows RBSY to undertake any and all customer projects regardless of the size and scope.

      RBSY kiosks are manufactured by KIS Kiosks. RBSY's partnership with KIS allows us to offer the competitive pricing and top quality hardware products available. The market for RBSY's point-of-sale and self-serve technologies is increasing rapidly. Business owners are seeking out self-serve kiosks to allow such owners to provide more efficient service to their customers as well as reduce labor costs.

      RBSY has installed two pilot RoboServer self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. RBSY continues to receive numerous inquiries from some of the leading fast-food chains for the RBSY self-serve kiosks. SSTI is a wholly-owned subsidiary of RBSY is the entity that has performed all of the research and development and modifications since the POS software and self-serve technologies were acquired on or about May 15, 2004. To learn more, please visit the RBSY website at www.roboservercorp.com.

RESULTS OF OPERATIONS

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended March 31, 2006 as compared to the same period in 2005.

     Net Service Income for the first quarter ended March 31, 2006 increased to $108,218 from $0 for the same period in 2005. The operating loss increased to $816,177 for the quarter ended March 31, 2006, as compared to an operating loss of $253,984 for the same period in 2005.

     The Company's net loss for the quarter ended March 31, 2006 increased significantly to a net loss of $435,444, as compared to a net loss of $253,984 for the same period in 2005. This increase is due to an increase in administration expenses, research and development expenses, and in legal expenses. The Company's expenses for the first quarter ended March 31, 2006 as compared to the same period in 2005 are set forth below:

     ---------------------------------------------- --------------- ------------
     Expenses                                            2006          2005
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     General and Administrative                       $146,116      $114,981
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     Consulting                                       $547,095      $163,201
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     Employee Salaries and Bonuses                     $25,000       $25,000
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     Interest Expense                                   $4,718       $15,768
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     Legal and Professional                           $122,555       $68,238
     ---------------------------------------------- --------------- ------------
     ---------------------------------------------- --------------- ------------
     R&D                                                     0       $36,958
     ---------------------------------------------- --------------- ------------
          Total Expenses                               845,484      $424,146
          ----------------------------------------- --------------- ------------

     The increase in these expenses for the first quarter of 2006 as related to the same period for 2005 is due mostly to the increased operations of the Company's subsidiaries. Net service income increased significantly for the quarter ended March 31, 2006. The operating loss increase primarily due to the increased business activities of its subsidiaries, Net2Auction, Inc., Auction Wagon, Inc. and RoboServer Systems Corp.

Liquidity and Capital Resources

     The Company's net cash used in operating activities for the quarter ended March 31, 2006 increased to $249,668 as compared to cash provided by operations of $18,769 for the same period in 2005. This increase is mainly attributable to an increase in non-cash services through the issuance of stock to $514,218 for the first quarter of 2006 as compared to $241,369 for the first quarter of 2005, and a decrease in notes receivable from $6,371 for the three months ended March 31, 2005 by $221 for the three months ended March 31, 2006.

     The Company's cash flow used in investing activities was $23,520 during the first quarter of 2006, as compared to $0 for the same period in 2005. This increase is due to purchase of fixed assets and intangibles of $23,520.

     The Company's cash flow provided by financing activities was $323,434 during the first quarter of 2006, as compared to $0 for the same period in 2005. This increase is due to a net increase in notes payable of $43,434 and proceeds from the issuance of stock of $280,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

         We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of March 31, 2006, we were not involved in any unconsolidated SPE transactions.

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

AMERIRESOURCE TECHNOLOGIES, INC.

/s/Delmar Janovec
--------------------------------------
Delmar Janovec, Chief Executive Officer



Dated: May 22, 2006

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

14 Code of Ethics adopted by the Company. (filed as Exhibit 14 to the Company's Form 10-K filed on April 18 2006, and incorporated herein by reference).

21 Subsidiaries of Registrant (filed as Exhibit 21 to the Company's Form 10-K filed on April 18, 2006, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. ss.1350

                                                                   EXHIBIT 31(i)
                                  CERTIFICATION

I, Delmar Janovec, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of AmeriResource Technologies, Inc. (the "Company"), certify that:

1. I have reviewed this report on Form 10-QSB for the quarter ended March 31, 2006 of the Company;

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

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: May 22, 2006

/s/Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

     Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of AmeriResource Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 22, 2006
                                           /s/ Delmar Janovec
                                           -----------------
                                           Delmar Janovec
                                           Chief Executive Officer and Principal
                                           Financial Officer