Form 10QSB
period 2006-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2006-08-21
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

                                 Yes [ ] No [X]

     On August 18, 2006, there were 250,794,408 outstanding shares of the issuer's common stock, par value $0.0001.

     Transitional Small Business Disclosure Format:    Yes   [ ]    No [X]

                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION................................................3

     ITEM 1.     Financial Statements..........................................3
     ITEM 2.     Management's Discussion & Analysis of Financial Condition
                 & Results of Operations.......................................4
     ITEM 3.     Controls and Procedures.......................................9

PART II -  OTHER INFORMATION .................................................10

     ITEM 6.     Exhibits and Reports on Form 8-K ............................10

SIGNATURES ...................................................................10
INDEX TO EXHIBITS.............................................................11
CERTIFICATIONS................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2006, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

     The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2005.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S

                                                 June 30,           December 31,
                                                  2006                 2005
                                                  ----                 ----

Current Assets:
    Cash and cash equivalents                    97,195               109,357
    Inventory                                    51,244                 3,122
    Accounts receivable                           1,129
    Notes receivable                              6,065                 6,286
                                          ----------------   -------------------
                                          ----------------   -------------------

          Total Current Assets                  155,633               118,765


Fixed Assets:
     Fixed assets at cost                       199,850               169,141
     Accumulated depreciation                   (39,901)              (21,313)
                                          ----------------   -------------------
                                          ----------------   -------------------

          Net Fixed Assets                      159,949               147,828

Other Assets:
     Intangible assets - net of accumulated
     amortization                               666,544               354,439
     Deposits                                     8,880                 8,880
                                          ----------------   -------------------
                                          ----------------   -------------------

          Total Other Assets                    675,424               363,319
                                          ----------------   -------------------
                                          ----------------   -------------------

          Total Assets                          991,006               629,912
                                          ================   ===================
                                          ================   ===================


 The accompanying notes are integral part of Consolidated Financial Statements.


                        AMERIRESOURCE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited


         L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y
                                                   June 30          December 31,
                                                    2006                2005
                                                    ----                ----
Current Liabilities
     Accrued Expenses                                 101,239             50,896
     Accounts Payable                                 180,572             68,330
     Note payable - related party                     179,013             53,317
     Notes payable -current portion                   566,200            759,513
                                             ----------------     --------------
                                             ----------------     --------------

          Total Current Liabilities                 1,027,024            932,056
Non-Current Liabilities:
     Commitments and contingencies                    200,571            105,000
     Notes payable                                    175,000
                                             ----------------     --------------
          Total Other Liabilities                     375,571            105,000
                                             ----------------     --------------
          Total Liabilities                         1,402,595          1,037,056
                                             ----------------     --------------
Stockholders' Deficit
     Preferred stock, $.001 par value;
authorized, 10,000,000 shares; Class A,
issued and outstanding, 131,275 shares                    131                131

     Preferred stock, $.001 par value;
authorized, 10,000,000 shares; Class B,
issued and outstanding, 177,012 shares                    177                177

     Preferred stock, $.001 par value;
authorized, 1,000,000 shares; Class C,
issued and outstanding, 1,000,000 shares                1,000              1,000

     Preferred stock, $.001 par value;
authorized, 750,000 shares; Class D,
none issued and outstanding                               250                250

     Common Stock, $.0001 par value;
authorized, 3,000,000,000 shares; issued
and outstanding, 153,474,626 shares and
103,692,656, shares                                    22,938             10,369


     Comprehensive loss on marketable securities       (3,108)            (3,108)
     Additional paid in capital                    19,170,297         18,226,505
     Retained earnings                            (20,282,409)       (19,327,806)
     Minority interest                                679,135            685,338
                                             ----------------     --------------
                                             ----------------     --------------
         Total stockholder' deficit                  (411,589)          (407,144)
                                             ----------------     --------------
                                             ----------------     --------------

Total Liabilities and Stockholder's deficit           991,006      $     629,912
-------------------------------------------
                                             ================     ==============


 The accompanying notes are integral part of Consolidated Financial Statements.


                                  AMERIRESOURCE TECHNOLOGIES, INC.
                                          AND SUBSIDIARIES
                                Consolidated Statement of Operations
                                             Unaudited

                                                  For the three months ended            For the six months ended
                                                           June 30                              June 30
                                                    2006               2005              2006               2005
                                              -----------------   --------------   -----------------   --------------
                                              -----------------   --------------   -----------------   --------------

Net Service Income                                   $  204,968          $   300            $313,186         $  3,085
Consulting Income                                         1,912           12,549               1,912           12,549
                                              -----------------   --------------   -----------------   --------------
Revenues                                               $206,880           12,849            $315,098           15,634
Cost of Goods Sold                                      149,048           62,554             219,218           64,852
                                              -----------------   --------------   -----------------   --------------
Gross Profit                                             57,832          (49,705)             95,880          (49,218)

Operating expenses
General and administrative expenses                     135,651          104,478             281,767          194,459
Salaries                                                 25,000           35,000              50,000           60,000
Legal & Professional                                    108,720           85,425             226,775          153,663
Consulting                                              555,841          388,102           1,102,936          576,303
Depreciation                                             14,807                               28,266
Research and development                                                  50,468                               87,426
                                              -----------------   --------------   -----------------   --------------
Operating loss                                         (782,187)        (713,178)         (1,598,364)      (1,121,069)
Other Income (Expense):
-----------------------
Interest expense - net                                  (11,707)         (27,740)            (16,420)         (43,508)
Loan extension expense                                                                                         (8,000)
Gain on extinguishment of debt                                                               232,067
Loss on marketable securities/Investments                     -                -                   -          (16,500)
                                              -----------------   --------------   -----------------   --------------
                                              -----------------   --------------   -----------------   --------------

Total other income (expense)                            (11,707)         (27,740)            215,647          (68,008)

Minority interest                                       227,149          131,339             380,523          200,067
Net Income (loss) before income tax                    (566,745)        (609,579)         (1,002,189)        (989,010)
Income Tax Provision (Note 7)                                 -                -                   -                -
                                              -----------------   --------------   -----------------   --------------
Net Income (loss)                                      (566,745)        (609,579)         (1,002,189)        (989,010)
                                              =================   ==============   =================   ==============

Earnings per share                                       (0.004)           (0.01)              (0.01)           (0.02)
                                              =================   ==============   =================   ==============

Weighted average common shares                      191,429,081       52,122,168         160,006,361       48,071,924
outstanding
                                              =================   ==============   =================   ==============

                                              =================   ==============   =================   ==============
                                              =================   ==============   =================   ==============

                 The accompanying notes are integral part of Consolidated Financial Statements.


                                      AMERIRESOURCE TECHNOLOGIES, INC.
                                              AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                                  Unaudited
                                                                               For the six months ended
                                                                                       June 30,
                                                                              2006               2005
Reconciliation of net loss provided by (used in) operating activities:
         Net income (loss)                                                   (1,002,189)   $         (989,010)
         Non-cash items:
                  Depreciation                                                   28,266                 7,459
                             Non-cash services through issuance of stock      1,006,777               585,582
                             Write-down of investment                                                  16,500
                              Relief of debt income                            (232,067)
                             Minority interest                                 (380,523)
Changes in assets affecting operations (increase) / decrease
                  Accounts Receivable                                            (1,129)               (2,211)
                  Inventory                                                     (48,122)                    0
                             Prepaid expenses                                         -                (6,553)
                              Deposits                                                                 (6,111)
                  Notes Receivables                                                 221                10,870
Changes in liabilities affecting operations increase / (decrease)
                  Accounts Payable                                              112,242                22,611
                  Accrued Payroll and related expenses                           25,000                60,000
                  Accrued expenses                                               50,343                41,515
                              Note payable  - related party                     125,696               (14,136)
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Net cash provided by (used in) operating activities                            (315,485)             (273,484)
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Cash flows from investing activities:
         Purchase of Fixed Assets                                               (58,975)              (58,358)
               Purchase Intangible Assets                                      (149,248)              (49,156)
                Purchase subsidiary                                            (168,254)              (80,000)
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Net cash provided by (used in) investing activities                            (376,477)             (187,514)
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Cash flows from financing activities:
         Net increase in Notes payable                                          329,800               256,000
               Proceeds from issuance of stock                                  350,000               481,033
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Net cash provided by (used in) financing activities                             679,800               737,033
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Increase (decrease) in cash                                                     (12,162)   $          276,035
Cash-beginning period                                                           109,357                 8,029
                                                                         --------------  --------------------
                                                                         --------------  --------------------
Cash-end of period                                                               97,195   $           284,064
                                                                         ==============  ====================
                                                                         ==============  ====================

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, Auction Wagon Inc., VoIPCOM USA, Inc., Kootenai Corp., now called BizAuctions, Inc., and BizAuctions Corp. All material intercompany transactions and accounts have been eliminated in consolidation.

Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period. Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

Common stock

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During the second quarter of 2006, the Company issued a total of 75,908,909 shares of common stock as follows:

68,984,459 shares of common stock were issued for consulting services at an average price per share of $0.0064 for a total value of $442,933.

6,924,310 shares of common stock were issued for legal and professional services at an average per share price of $0.006 for a total value of $41,362.

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

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)
NOTE 4- NOTE PAYABLE

     The Company had the following notes payable as of 6/30/06.


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

     Note dated August 31, 1998, and amended in the fourth quarter       $50,000
     of 2004, first quarter of 2005, and first quarter of 2006.
     Payable to American Factors, in the original amount of
     $430,000, secured by 300,000 shares of the Company's common        $200,000
     stock. The note bears interest at 15%.

     Note dated January 2006, interest is 1% per month with a 3%         $50,000
     origination charge

     Note payable to an officer due on demand with interest at 12%      $150,000
     annum.

     Note dated May 12, 2006, interest is 10% per annum and due on      $171,000
     May 12, 2008 with conversion rights into Net2Auction common stock.

     Note dated June 28, 2006, interest is 10% per annum and due on
     June 28, 2008 with conversion rights into BizAuction common        $125,000
     stock.

           Total notes payable                                          $861,000

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE 4- NOTE PAYABLE (continued)




            Less current portion                                       (565,000)

                                                         -----------------------
                                                         -----------------------

            Long-term portion                                           $296,000

                                                         =======================


     Maturities of notes payable at June 30, 2006, are as follows:

     2006                                                              $ 565,000
     2007                                                              $     -0-
     2008                                                              $ 296,000
     Thereafter                                                           ---
                                                           ---------------------

                                                                       $ 565,000


NOTE 5 - GOING CONCERN UNCERTAINTY

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

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company is in discussions with AFG to amend the terms of the Agreement. AFG has been paid $150,000 to date by an officer of the Company.

                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County, Case No. 862855, against the Company, et al., for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark sought injunctive relief and compensatory, punitive, and general damages against the Company.

The Company denied all allegations in the complaint with the complaint being settled on or about May 27, 2006 between the Company, Delmar Janovec, and the Plaintiff.

The Company purchased an existing company, Bizauctions, Inc. during the quarter. That company has contingencies totaling $95,571.

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

GENERAL

     AmeriResource Technologies, Inc. (the "Company") conducts operations primarily through its subsidiaries, including RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), Net2Auction Corporation ("N2AC"), AuctionWagon Inc. ("AWI"), Auction Boulevard ("AB") BizAuctions Corp. ("BAC"), and BizAuctions, Inc. ("BAI"). As of August 1, 2006, the Company owned approximately 38.7% of NAUC common stock or 69.6% of NAUC common shares if the Company were to convert its SuperVoting Preferred. NAUC owns 100% of the outstanding shares of both N2AC and AWI. NAUC is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of August 1, 2006, the Company owned approximately 47.15% of RBSY's common stock or 79.6% of RBSY's shares if the Company were to convert its RBSY SuperVoting Preferred Stock. RBSY owns 100% of the outstanding common stock of SSTI. RBSY is publicly traded on the Pink Sheets under the symbol "RBSY." As of August 1, 2006, the Company's subsidiary, NAUC owns approximately 70% of BAI's common stock. BAI's changed its name from Kootenai Corp. to BizAuctions, Inc. as of August 17, 2006, and is publicly traded on the Pink Sheets under the symbol "BZCN." BAC is a wholly-owned subsidiary of BAI. The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base, and to achieve profitability.

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

     As of June 30, 2006, NAUC operates forty-seven (47) drop-off locations, in addition to the twenty-three (23) affiliate locations that were acquired in our acquisition of AWI on September 30, 2005. During the second quarter of 2006, NAUC developed numerous business commercial accounts with several top retailers-wholesalers within the USA. NAUC liquidates the excess inventory and/or returned merchandise of such accounts on eBay. NAUC has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman and clothing for men, women, and children. NAUC continues to receive a customer satisfaction rating on eBay exceeding 99%. NAUC is listed as a "eBay Trading Assistant," which allows NAUC to reach millions of potential buyers for our customers' unwanted goods or products. To learn more, please visit our website at www.net2auction.com.

AUCTION WAGON

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

     AWI's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, and check writing as well as integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month per customer. Since January 1, 2006 AWI has added approximately 94 new customer accounts. AWI's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

AUCTION BOULEVARD

     On September 14, 2005, NAUC acquired assets from AB. AB is an operator of online auction drop-off locations. Among the assets acquired by NAUC were all rights to the AB name, all of AB intellectual property, and all eBay accounts opened by AB. Additionally, AB assigned to NAUC the lease to AB's principle place of business, located in Encino, California.

     AB is a Trading Assistant, as determined by e-Bay, with operations and drop-off store located at 17412 Ventura Boulevard, Encino, CA (northern Los Angeles area). Auction Boulevard has accumulated in excess of 2,000 positive feedbacks on eBay and has a 99% positive feedback. To learn more, please visit our website at www.auctionboulevard.com.

ROBOSERVER

     RBSY is a provider of self-service technologies to the restaurant industry. RBSY's self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders and pay for menu items. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

     RBSY can install its kiosks in any restaurant located in the United States. RBSY also provides custom software to allow customers to operate the RBSY kiosks with optimum efficiency. To provide this custom software to its customers, RBSY has partnered with St. Clair Interactive Systems, a leading kiosk software development company. St. Clair provides RBSY's customers with leading edge technology and online monitoring systems. In order to provide this highest quality product, RBSY has also partnered with Renasiance Systems, a leading technology company. Our partnership with Renasiance allows RBSY to undertake any and all customer projects regardless of the size and scope.

     RBSY kiosks are manufactured by KIS Kiosks. RBSY's partnership with KIS allows us to offer the competitive pricing and top quality hardware products available. We believe the market for RBSY's point-of-sale and self-serve technologies is increasing rapidly. Business owners are seeking out self-serve kiosks to allow such owners to provide more efficient service to their customers as well as reduce labor costs.

     RBSY has installed two pilot RoboServer self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. RBSY continues to receive numerous inquiries from some of the leading fast-food chains for the RBSY self-serve kiosks. SSTI is a wholly-owned subsidiary of RBSY and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired on or about May 15, 2004. To learn more, please visit our website at www.roboservercorp.com.

BIZAUCTIONS, INC.

     On June 27, 2006, NAUC acquired control of Kootenai Corp. through the purchase of Fifty Million (50,000,000) shares of common stock from the majority shareholder of Kootenai Corp. for One Hundred Seventy Thousand ($170,000) dollars. Kootenai Corp. later acquired BAC from NAUC, for the issuance of Fifty Million (50,000,000) shares of common stock and Twelve Million (12,000,000) shares of preferred stock. Subsequent to the acquisition of BAC, Kootenai Corp. changed its name to BAI. BAC, is a wholly-owned subsidiary of BAI. BAI is a publicly traded company which trades on the Pink Sheets under the symbol "BZCN."

     BAI is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned. BAI clients include some of the leading retailer in the United States. To learn more, please visit our website at www.bizauctions.com

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended June 30, 2006 as compared to the same period in 2005.

     Net Service Income for the second quarter ended June 30, 2006 increased to $204,968 from $300 for the same period in 2005 as a result of an increase in the options of NAUC. The operating loss increased to $933,380 for the quarter ended June 30, 2006, as compared to an operating loss of $713,178 for the same period in 2005.

     The Company's net loss for the quarter ended June 30, 2006 increased to $717,938, as compared to a net loss of $609,579 for the same period in 2005.This increase is due to an increase in administration expenses, research and development expenses, and in legal expenses. The Company's expenses for the second quarter ended June 30, 2006 as compared to the same period in 2005 are set forth below:


     --------------------------------------------- --------------- -------------
     Expenses                                                 2006          2005
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     General and Administrative                            135,651       104,478
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Consulting                                            709,284       388,102
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Employee Salaries and Bonuses                          25,000        35,000
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Interest Expense                                       11,707        27,740
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     Legal and Professional                                106,470        85,425
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------
     R & D                                                     -0-        50,468
     --------------------------------------------- --------------- -------------
     --------------------------------------------- --------------- -------------

    The increase in these expenses for the second quarter of 2006 as related to the same period for 2005, is due mostly to the increased operations of the Company's subsidiaries. Net service income increased significantly for the quarter ended June 30, 2006. The operating loss increased primarily due to the increased business activities of its subsidiaries, NAUC, AWI and RBSY.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2006

    The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the six month period ended June 30, 2006 as compared to the same period in 2005.

    Net Service Income for the six months ended June 30, 2006 increased to $313,186 from $3,085 for the same period in 2005 due to the emergence of Net2Auction's operations. The operating loss increased to $1,749,557 for the six months ended June 30, 2006, as compared to an operating loss of $1,121,069 for the same period in 2005.

    The Company's net loss for the six months ended June 30, 2006 increased significantly to a net loss of $1,153,382, as compared to a net loss of $989,010 for the same period in 2005.This increase is due to an increase in consulting expenses, general and administrative expenses, and legal expenses. The Company's expenses for the six months ended June 30, 2006 as compared to the same period in 2005 are set forth below:


    ---------------------------------------------- --------------- -------------
    Expenses                                                  2006          2005
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    General and Administrative                             281,767       194,459
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    Consulting                                             229,025       153,663
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    Employee Salaries and Bonuses                           50,000        60,000
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    Interest Expense                                        16,420        43,508
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    Legal and Professional                                 229,025       153,663
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------
    R & D                                                      -0-        87,426
    ---------------------------------------------- --------------- -------------
    ---------------------------------------------- --------------- -------------

     The increase in these expenses for the six months of 2006 as related to the same period for 2005, is due mostly to the increased operations of the Company's subsidiaries. Net service income increased significantly for the quarter ended June 30, 2006. The operating loss increased primarily due to the increased business activities of its subsidiaries, NAUC, AWI, and RBSY.

Liquidity and Capital Resources

     The Company's net cash used in operating activities for the quarter ended June 30, 2006 increased to $315,485 as compared to cash used in operations of $273,484 for the same period in 2005. The Company's cash flow used in investing activities was $376,477 during the second quarter of 2006, as compared to $187,514 for the same period in 2005. This increase is due to purchase of intangible assets and a subsidiary. The Company's cash flow provided by financing activities was $679,800 during the second quarter of 2006, as compared to $737,033 for the same period in 2005. This decrease occurred as we received only $350,000 from sale of stock in 2006, versus $481,033 in 2005 and despite an increase in financing activities from Notes Payable, which increased from $256,000 in 2005 to $329,800 in 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of June 30, 2006, we were not involved in any unconsolidated SPE transactions.

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

                           PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

On March 28, 2006, the Company received notice that a complaint had been filed in Superior Court of California, San Diego County, Case No. 862855, against the Company, et al., for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark sought injunctive relief and compensatory, punitive, and general damages against the Company.

The Company denied all allegations in the complaint with the complaint being settled on or about May 27, 2006 between the Company, Delmar Janovec, and the Plaintiff.

ITEM 5.  OTHER INFORMATION

     On July 14, 2006, NAUC entered into a Lease Agreement ("Lease") with
Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego California. The Lease term is three (3) years and three (3) months and the Lease will terminate on October 17, 2009. The premise governed by the Lease is freestanding industrial warehouse space consisting of approximately 20,193 square feet. Rent under the lease is $12,155.60 per month. The Lease was personally guaranteed by Delmar Janovec and Brent Crouch.

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

AMERIRESOURCE TECHNOLOGIES, INC.

/S/ Delmar Janovec
---------------------------------------
Delmar Janovec, Chief Executive Officer


Dated: August 21, 2006

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

1. I have reviewed this report on Form 10-QSB for the quarter ended June 30, 2006 of the Company;

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

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: August 21, 2006

/s/ Delmar Janovec
------------------------
Delmar Janovec
Chief Executive Officer and
Principal Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

     Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of AmeriResource Technologies,
Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2006 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Delmar Janovec, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August  21, 2006
                                           /s/ Delmar Janovec
                                           --------------------------
                                           Delmar Janovec
                                           Chief Executive Officer and Principal
                                           Financial Officer
                                       13