Form 10QSB
period 2006-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2006-11-20
CIK 876490

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2006.

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


      On November 1, 2006, there were 301,912,811 outstanding shares of the issuer's common stock, par value $0.0001.




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

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2006, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2005.

                          AMERIRESOURCE TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                      	   UNAUDITED       AUDITED
                                                   	 SEPTEMBER 30,	 DECEMBER 31,
                                                              2006           2005
							 -------------	 ------------

CURRENT ASSETS:
      Cash and cash equivalents                                150,435        109,357
               Inventory                                        61,628          3,122
               Accounts receivable                                 200
               Prepaid expenses                                  5,000
      Notes receivable                                           6,065          6,286
							 -------------	 ------------
                  Total Current Assets                         223,328        118,765



FIXED ASSETS:
      Fixed assets at cost                                     254,898        169,141
      Accumulated depreciation                                 (51,161)       (21,313)
							 -------------	 ------------
                  Net Fixed Assets                             203,737        147,828

OTHER ASSETS:
      Intangible assets - net of accumulated amortization      678,499        354,439
      Deposits                                                  25,090          8,880
							 -------------	 ------------
                  Total Other Assets                           703,589        363,319
							 -------------	 ------------
                  Total Assets                               1,130,654        629,912
							 =============	 ============

   The accompanying notes are integral part of Consolidated Financial Statements.


                          AMERIRESOURCE TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS




                              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      	   UNAUDITED       AUDITED
                                                   	 SEPTEMBER 30,	 DECEMBER 31,
                                                              2006           2005
							 -------------	 ------------

CURRENT LIABILITIES
      Accrued expenses                                         131,362         50,896
         Accounts payable                                      113,889         68,330
         Note payable - related party                          198,487         53,317
      Notes payable -current portion                           734,080        759,513
							 -------------	 ------------
      TOTAL CURRENT LIABILITIES                              1,177,818        932,056

NON-CURRENT LIABILITIES:
      Commitments and contingencies                            200,571        105,000
      Notes payable                                            396,000
							 -------------	 ------------
      TOTAL OTHER LIABILITIES                                  596,571        105,000
							 -------------	 ------------
      TOTAL LIABILITIES                                      1,774,389      1,037,056
							 -------------	 ------------
STOCKHOLDERS' DEFICIT
      Preferred stock, $.001 par value; authorized,
	10,000,000 shares; Class A, issued and
	outstanding, 131,275 shares				   131            131
      Preferred stock, $.001 par value; authorized,
	10,000,000 shares; Class B, issued and
	outstanding, 177,012 shares				   177            177
      Preferred stock, $.001 par value; authorized,
	1,000,000 shares; Class C, issued and
	outstanding, 1,000,000 shares				 1,000          1,000
      Preferred stock, $.001 par value; authorized,
	750,000 shares; Class D, none issued and
	outstanding						   250            250
      Common Stock, $.0001 par value; authorized,
	3,000,000,000 shares; issued and outstanding,
	284,782,471 shares and 103,692,656, shares		28,478         10,369
      Comprehensive loss on marketable securities               (3,108)        (3,108)
      Additional paid in capital                            19,547,426     18,226,505
      Retained earnings                                    (20,598,907)   (19,327,806)
      Minority interest                               	       380,818        685,338
							 -------------	 ------------
      Total stockholder' deficit                              (643,735)      (407,144)
							 -------------	 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  1,130,654   $    629,912
							 =============	 ============

                    The accompanying notes are integral part of Consolidated Financial Statements.


                               AMERIRESOURCE TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS
					  UNAUDITED



                                         For the three months ended         For the nine months ended
                                                September 30,                      September 30,
                                             2006           2005                2006           2005
					 ------------	-----------	    ------------  -----------

Net service income                       $    260,837   $    42,405         $	 574,023  $    54,954
Consulting income                                 317           300          	   2,229        3,385
					 ------------	-----------	    ------------  -----------
Revenues                                 $    261,154        42,705         $	 576,252       58,339
Cost of goods sold                            266,107        93,874        	 485,325      150,596
					 ------------	-----------	    ------------  -----------
Gross profit                                   (4,953)      (51,169)         	  90,927      (92,257)

Operating expenses
General and administrative expenses           188,550       180,241        	 474,817      418,857
Officer salaries                               25,000        25,000         	  75,000       75,000
Legal and professional                        119,507       109,510        	 346,282      263,173
Consulting and salary                         478,710       173,677            1,581,646      749,980
Depreciation and amortization                  17,305                             45,571
Research and development                                     66,350                           153,776
					 ------------	-----------	    ------------  -----------
Operating loss                               (834,025)     (605,947)          (2,432,389)  (1,753,043)
Other Income (Expense):
Interest expense - net                        (36,086)      (23,883)       	 (52,511)     (39,651)
Loan extension expense                                                                         (8,000)
Gain on extinguishment of debt                                                   232,067
Loss on marketable securities-investments           -          (621)                   -      (17,121)
					 ------------	-----------	    ------------  -----------
Total other income (expense)                  (36,086)      (24,504)        	 179,566      (64,772)

Minority interest                             443,838       162,124        	 824,361      362,191
Net income (loss) before income tax          (426,273)     (468,327)          (1,428,462)  (1,455,624)
Income tax provision (note 7)                       -             -                    -            -
					 ------------	-----------	    ------------  -----------
Net income (loss)                            (426,273)     (468,327)          (1,428,462)  (1,455,624)
					 ============	===========	    ============  ===========
Earnings per share                            (0.0016)        (0.01)       	 (0.0074)       (0.03)
					 ============	===========	    ============  ===========
Weighted average common shares
outstanding		                  257,083,003    67,205,271    	     192,365,242   52,132,881
					 ============	===========	    ============  ===========

                 The accompanying notes are integral part of Consolidated Financial Statements.

                                    AMERIRESOURCE TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                UNAUDITED

                                                                   For the nine months ended
                                                                         September 30,
                                                               	      2006           2005
								   ------------  -----------

Reconciliation of net loss provided by (used in)
Operating activities:
 Net income (loss)                                            	   $ (1,428,462) $(1,455,624)
   Non-cash items:
   Depreciation                                          		 45,571       10,659
   Non-cash services through issuance of stock  		      1,476,028      762,871
   Write-down of investment                                                	      17,121
   Gain on extinguishment of debt               		       (232,067)
   Minority interest                            		       (824,361)
Changes in assets affecting operations (increase) / decrease
   Accounts receivable                                      		   (200)      (2,311)
   Inventory                                             		(58,506)      (3,122)
   Prepaid expenses                               			 (5,000)      (4,000)
   Deposits                                      			(16,210)      (7,774)
   Notes receivable                                           		    221       10,870
Changes in liabilities affecting operations increase / (decrease)
   Accounts payable                                        		 45,559       52,516
   Accrued payroll and related expenses                    		 25,000       85,000
   Accrued expenses                                        		 55,466       63,528
   Note payable  - related party                  			145,170      (11,315)
								   ------------  -----------
Net cash provided by (used in) operating activities                    (771,791)    (481,581)
								   ------------  -----------
Cash flows from investing activities:
   Purchase of fixed assets                                    		(85,757)    (101,146)
   Purchase intangible assets                                 	       (149,248)
   Purchase subsidiary                                        	       (168,254)    (200,981)
								   ------------  -----------
Net cash provided by (used in) investing activities                    (403,259)    (302,127)
								   ------------  -----------
Cash flows from financing activities:
   Net increase in Notes payable                                	716,128
   Proceeds from issuance of stock                              	500,000    1,062,033
								   ------------  -----------
Net cash provided by (used in) financing activities                   1,216,128    1,062,033
								   ------------  -----------
Increase (decrease) in cash                                              41,078  $ 1,255,991
Cash-beginning period                                                   109,357        8,029
								   ------------  -----------
Cash-end of period                                                      150,435  $   134,020
								   ============	 ===========

NOTE 1-DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2006, and September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal years ending December 31, 2006. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB for December 31, 2005.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corporation, Auction Wagon Inc., VoIPCOM USA, Inc., Kootenai Corp., now called BizAuctions, Inc., and BizAuctions Corp. All material intercompany transactions and accounts have been eliminated in consolidation.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding during the period.

NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

In December of 2004, the Company approved a 40 for 1 reverse stock split. All shares figures are shown after the post reverse split.

During the third quarter ending, September 30, 2006, the Company issued the total of 55,398,936 shares of common stock:

49,720,544 shares of common stock were issued for consulting services valued at $344,967.

5,678,392 shares of common stock were issued for legal and professional services of $37,700.


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

NOTE 4-NOTE PAYABLE

The Company had the following notes payable as of 9/30/06.

Note dated April 12, 2005, interest is prime plus 3% originally  due on  November 12, 2005, extended through November 4,2006, convertible
into 20,000,000 million shares of VoIPCOM USA, Inc. common stock.    $   80,000

Note dated February 2005, interest is prime plus 3% due on demand. Convertible into RoboServer common stock based upon 50% of the bid
on a five day trading average.					     $   35,000

Note dated in 2002 is non-interest bearing and due on demand.	     $   50,000

Note  dated  August  31, 1998, and amended in  the fourth quarter of
2004, first quarter of 2005, and first quarter of 2006.   Payable to $  200,000
American Factors, in the original   amount of $430,000,  secured  by
300,000   shares  of  the  Company's  common stock. The  note  bears
interest at 15%.                                                     $    4,350

Note dated May 8, 2006, interest is 10% per annum and due  on May 8,
2008 with conversion rights into RoboServer Systems common stock     $  100,000

Note  dated  May  12, 2006, interest is 10% per annum and due on May
12, 2008 with conversion rights into Net2Auction common stock.       $  171,000

Line of Credit, prime plus 2%.					     $  100,000

Note dated June 28, 2006, interest is 10% per annum and due on  June
28, 2008 with conversion rights into BizAuctions common stock.       $  125,000

Note  dated  August  7, 2006,  interest  is 12% per annum and due on
February 7, 2007 with conversion into BizAuctions common stock.      $  250,000

Capital Lease for various equipment                                  $   14,730

								     -----------
Total notes payable						     $1,130,080
								     ===========

Less current portion                                                   (734,080)
								     -----------
Long-term portion                                                    $  396,000
								     -----------


Maturities of notes payable at September 30, 2006, are as follows:

2006		$ 734,080
2007		$     -0-
2008		$ 396,000
Thereafter		-
		---------
Current		$ 734,080
		=========

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, business property & casualty insurance, general liability, and auto meeting the standard limits which are customary in the industry.

On March 28, 2006, the Company and Delmar Janovec, individually, and AFG entered into a Settlement Agreement for full settlement of the existing debt including interest and penalties totaling approximately $646,312. The settlement called for a cash payment of $350,000, pursuant to the following terms:

   A. AFG received a cash payment of $50,000 from the Company and/or Janovec wired within 48 hours of both parties signing this agreement; and
   B. AFG is to receive a cash payment of $200,000 from the Company and/or Janovec thirty (30) days from March 27, 2006; and
   C. AFG is to receive a cash payment of $100,000 from the Company and/or Janovec sixty (60) days from March 27, 2006; and
   D. AFG is to receive 1,244,620 shares of the Company's common stock.

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

The Company and the Plaintiff reached a settlement agreement on or about August 30, 2006, for $2,700, in cash, and the issuance of 3,800 shares of Net2Auction common restricted stock as full and final settlement with the Plaintiff. The Settlement calls for a Dismissal in Court, without prejudice, for the Company, Josh MacAdam, and David MacAdams.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last year-end that have not been reflected in the financial statements.

NOTE 7 - MINORITY INTERESTS

During the period ended September 30, 2006, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc.; therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc. are approximately $156,714, $203,283, and $325,341 respectively.

NOTE 8 - LEGAL

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

The Company and the Plaintiff reached a settlement agreement on or about August 30, 2006, for $2,700, in cash, and the issuance of 3,800 shares of Net2Auction common restricted stock as full and final settlement with the Plaintiff. The Settlement calls for a Dismissal in Court, without prejudice, for the Company, Josh MacAdam, and David MacAdam.

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

GENERAL

      AmeriResource Technologies, Inc. (the "Company") conducts operations primarily through its subsidiaries, including RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), Net2Auction Corporation ("N2AC"), AuctionWagon Inc. ("AWI"), Auction Boulevard ("AB") BizAuctions Corp. ("BAC"), and Kootenai Corp. ("KNTI"). As of August 1, 2006, the Company owned approximately 38.7% of NAUC common stock and upon conversion of the SuperVoting Preferred collectively gives AMRE 69.6% control, which owns 100% of N2AC and AWI. NAUC is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of August 1, 2006, the Company owned approximately 47.15% of RBSY's common stock and upon conversion of the SuperVoting Preferred would give the Company approximately 76.2% control, which owns 100% of SSTI. RBSY is publicly traded on the Pink Sheets under the symbol "RBSY." As of August 1, 2006, the Company's subsidiary, NAUC owns approximately 70% of KTNI's common stock and gives the company majority control. KTNI's name has been changed to BizAuctions, Inc. as of August 17, 2006, and is publicly traded on the Pink Sheets under the symbol "BZCN." BAC is a wholly-owned subsidiary of BZCN. The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base, and to achieve profitability.

NET2AUCTION, INC.

      Net2Auction is an operator of online auction drop-off locations and develops relationships with independently owned and/or franchised pack and ship centers. We believe Net2Auction is ideal for people who want hassle-free selling of their used goods online using eBay internet auction site. In addition to the millions of people who trade on eBay, we believe there is a large population of people who would like to participate on eBay, but lack the skills, time or inclination to sell online directly. Net2Auction serves this population by extending the reach of eBay.

      Net2Auction handles all aspects of selling goods on eBay for its customers, including photographing the goods to be sold, posting a picture of the goods on eBay, drafting the product description for eBay, handling inquiries from potential purchasers, selling the goods, processing payments for the goods, and taking care of shipping the goods to the final purchaser. A customer of Net2Auction gets a majority of the proceeds from the sale of the goods while Net2Auction does all the work.

      As of September 30, 2006, NAUC operates eighteen (18) drop-off locations, in addition to the twenty-five (25) affiliate locations that were acquired in our acquisition of Auction Wagon Inc., on September 30, 2005. During the third quarter of 2006, Net2Auction developed numerous business commercial accounts with several top retailers-wholesalers within the USA. Net2 liquidates the excess inventory and/or returned merchandise of such accounts on eBay. The Company has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman, and clothing for men, women, and children. Net2Auction continues to receive a customer satisfaction rating on eBay exceeding 99%. Net2Auction is listed as an "eBay Trading Assistant," which allows the Company to reach millions of potential buyers for our customers' unwanted goods or products. To learn more, please visit our website at www.net2auction.com.

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

      AWI's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AWI has added approximately 96 new customer accounts. AWI's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

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

BIZAUCTION, INC., FORMERLY KOOTENAI CORP.

      On June 27, 2006, Net2Auction acquired control of Kootenai Corp. through the purchase of Fifty Million (50,000,000) shares of common stock from the majority shareholder of Kootenai Corp. for, One Hundred Seventy Thousand ($170,000) US dollars. Kootenai Corp. later acquired BizAuctions Corp., from Net2Auction, Inc., for the issuance of Fifty Million (50,000,000) shares of common stock and Twelve Million (12,000,000) shares of Preferred stock. Subsequent to the acquisition of BizAuctions Corp., Kootenai Corp. changed its name to BizAuctions, Inc. BizAuctions, Corp., is a wholly-owned subsidiary of BizAuctions, Inc. BizAuctions is a publicly traded company which trades on the Pink Sheets under the symbol of BZCN.

      BizAuctions, Inc. is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned. BizAuctions clients include some of the Nation's leading retail names at the forefront of their industries. To learn more, please visit our website at www.bizauctions.com.

ROBOSERVER

      RBSY is a leading provider of self-service technologies to restaurant industries. RBSY's self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

            RBSY kiosks can be installed in any restaurant in the United States. RBSY also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with a custom software solution, RBSY has partnered with a leading kiosk software development company, St. Clair Interactive Systems. St. Clair provides our customers with leading edge technology and online monitoring systems. RBSY has also partnered with Renaissance Systems, a leading technology company. Our partnership with Renaissance allows RBSY to undertake any and all customer projects regardless of the size and scope.

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

      RBSY has installed two (2) pilot RoboServer self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. RBSY continues to receive numerous inquiries from some of the leading fast-food chains for the RBSY self-serve kiosks. SSTI is a wholly-owned subsidiary of RBSY and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired on or about May 15, 2004. To learn more, please visit our website at www.roboservercorp.com.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine-month periods ended September 30, 2006, as compared to the same period in 2005.

      Revenues for the third quarter ended September 30, 2006, increased to $261,154 from $42,405 in revenues for 2005. The Company's net loss for the quarter ended September 30, 2006, decreased to $426,273 from $468,327 in 2005. The Company's expenses for the third quarter ended September 30, 2006, as compared to 2005, are set forth below:




          EXPENSES           QUARTER ENDED 9/30/2006	QUARTER ENDED 9/30/2005
--------------------------   -----------------------	-----------------------

General and Administrative           	     188,550                    180,241
Consulting                           	     478,710                	173,677
Employee Salaries and
   Bonuses		        	      25,000             	 25,000
Interest Expense                     	      36,086                  	 23,883
Legal and Professional               	     119,507                	109,510
Research and development           		   -                     66,350
Cost of goods sold              	     266,107                     93,874
					   ---------		      ---------
       TOTAL EXPENSES              	   1,113,960       		672,535
					   ---------		      ---------

      The increase in expenses for the third quarter of 2006 relative to the same period for 2005 is primarily related to the increase in general & administrative expenses to $1,113,960 for the quarter ended September 30, 2006, as compared to $672,535 for the same period in 2005, legal and professional expenses increasing to $119,507 for the quarter ended September 30, 2006, as compared to $109,510 for the same period in 2005, research and development expenses decreased to $ 0 for the quarter ended September 30, 2006, as compared to $66,350 for the same period in 2005, and cost of goods sold increasing to $266,107 for the quarter ended September 30, 2006, as compared to $93,874 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash used in operating activities for the nine months ended September 30, 2006, increased to $771,791 as compared to net cash used in operating activities of $481,581 for the same period in 2005. This increase is mainly attributable to the increase of operations and the acquisition of additional subsidiaries in the development stages of operations. The increase in net loss of $1,579,655 for the nine months ended September 30, 2006, compared to a net loss of $1,455,624 for the same period in 2005, was primarily due to an increase in G & A expenses.

      Net cash used in investing activities increased to $ 403,259 for the nine-months ended September 30, 2006, as compared to $302,127 for the same period in 2005. This increase is due to the purchase of BizAuctions, Inc., and the purchase of inventory assets relating to various contracts the Company has with the retailer-wholesalers.

      Net cash provided by financing activities was $1,216,128 for nine-months ended September 30, 2006, compared to $1,062,033 for the same period in 2005. This increase is due to increased borrowing and the issuance of common stock effected to facilitate our investing activities.

      The Company has relied upon its chief executive officer for its capital requirements and liquidity, in addition to raising capital from investors at the subsidiary level. The Company's recurring losses, lack of cash flow, and lack of cash on hand raise substantial doubts about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of September 30, 2006, we were not involved in any unconsolidated SPE transactions.

ITEM 3.CONTROLS AND PROCEDURES

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


                          PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Although the Company did not issue any of its own common stock during the quarter ended September 30, 2006, the Company's minority owned subsidiary, Net2Auction, and its majority owned subsidiary, BizAuctions, Inc. did issue common stock in conjunction with one acquisition. Because we have consolidated our financial statements to include Net2Auction, Inc. and BizAuctions, Inc., the following is a disclosure of their equity issuances during the third quarter.

      BizAuction, Inc. closed a Stock Purchase Agreement, on June 28th, 2006, by and between Net2Auction, Inc. for the issuance of Fifty Million (50,000,000) shares of common restricted stock of BizAuctions, Inc., and Twelve Million (12,000,000) shares of Series A Preferred. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon exemptions provided in
Section 3(b) and 4(2) of the Securities Act and Regulation D.

ITEM 5.     OTHER INFORMATION

      On July 14, 2006, NAUC entered into a Lease Agreement ("Lease") with Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego California. The Lease term is three (3) years and three (3) months and the Lease will terminate on October 17, 2009. The premise governed by the Lease is freestanding industrial warehouse space consisting of approximately 20,193 square feet. Rent under the lease is $12,155.60 per month. The Lease was guaranteed by Delmar Janovec and Brent Crouch.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar A. Janovec
----------------------------------------------
Delmar A. Janovec, Chief Executive Officer and
Principal Financial Officer



Dated: November 20, 2006

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

21 Subsidiaries of Registrant (filed as Exhibit 21 to the Company's Form 10-K filed on April 18, 2006, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                    Certification    of    Chief    Executive   Officer  of
			AmeriResource  Technologies, Inc. Pursuant to 18 U.S.C.
			[section]1350