Form 10KSB
period 2006-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-05-10
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended DECEMBER 31, 2006.

[ ] Transition  Report  Under  Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to
      ______________.

Commission file number: 000-20033

                        AMERIRESOURCE TECHNOLOGIES, INC.
		----------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                                          84-1084784
-------------------------------			       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

           3440 E. RUSSELL ROAD, SUITE 217, LAS VEGAS, NEVADA 89120
	   --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (702) 214-4249
			  ---------------------------
                          (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                              Title of Each Class
		       --------------------------------
                       COMMON STOCK ($0.0001 PAR VALUE)


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]
No [X ]

      The  issuer's  revenues  for  the  year  ended December 31, 2006, were  $
892,424.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $1,314,000 based on the average bid and asked price for the common equity as of a specified date within the past 60 days. On March 31, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value, was 448,190,671.

PART I									 3

ITEM 1.	Description Of Business						 3
ITEM 2.	Description Of Property						 6
ITEM 3.	Legal Proceedings						 7
ITEM 4.	Submission Of Matters To A Vote Of Security Holders		 8

PART II									 8

ITEM 5.	Market For Common Equity And Related Stockholder Matters	 8
ITEM 6.	Management's Discussion And Analysis Or Plan Of Operation	 10
ITEM 7.	Financial Statements					     F-1 - F-14
ITEM 8.	Changes In And Disagreements With Accountants On Accounting
	And Financial Disclosure					 11
ITEM 8A.Controls and Procedures						 11
ITEM 8B.Other Information						 11

PART III								 12

ITEM 9.	Directors And Executive Officers				 12
ITEM 10.Executive Compensation	13
ITEM 11.Security Of Certain Beneficial Owners And Management And
	Related Stockholder Matters					 15
ITEM 12.Certain Relationships And Related Transactions			 17
ITEM 13.Exhibits And Reports On Form 8-K				 18
ITEM 14.Principal Accountant Fees and Services				 17

INDEX TO EXHIBITS							 18
CERTIFICATIONS

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

       Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The management's discussion and analysis contained herein should be read in conjunction with the Company's financial statements and the notes thereto.

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formerly known as KLH Engineering Group, Inc. ("KLH Engineering"), which was incorporated on March 3, 1989 to provide diversified engineering services throughout the United States. KLH Engineering changed its name to AmeriResource Technologies, Inc. on July 16, 1996. Although the Company's operations have historically consisted of providing engineering and construction services, the Company closed and/or sold off its engineering subsidiaries due to continued losses in 1996. The Company then began to focus on locating viable businesses that were in a niche market, had assets and revenues, and had the desire or need to become an operating subsidiary of a Public Company.

      AmeriResource Technologies, Inc. (the "Company") conducts its business as a holding Company in a structure that includes several wholly-owned and majority-owned subsidiaries which are involved in software development for the Fast-Food and full service restaurant industry, a commercial liquidator for some of the nation's top retailers for their excess inventory, overstocks, and returned merchandise selling the products on eBay, and have strategic partnerships with Pack and Ship centers whereby a customer can drop-off their unwanted goods to be sold on eBay. The subsidiaries are as follows; RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), Net2Auction Corporation ("NAC"), AuctionWagon Inc. ("AWI"), Auction Boulevard ("AB"), BizAuctions, Inc. ("BZCN") and, BizAuctions Corp. ("BAC"), VoIPCOM USA Inc., ("VCMU"). As of December 31, 2006, the Company owned approximately 37% of Net2Auction common stock and upon conversion of the Super-Voting Preferred collectively gives AmeriResource 57% control, which owns 100% of Net2Auction Corp., and AuctionWagon Inc. Net2Auction, Inc. is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of December 31, 2006, the Company owned approximately 40% of RoboServer's common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 59% control, which owns 100% of Self-Serve Technologies, Inc. RoboServer is publicly traded on the Pink Sheets under the symbol "RBSY." As of December 31, 2006, the Company's subsidiary, Net2Auction, Inc. owns approximately 74% of BizAuctions common stock and upon conversion of the Preferred would give Net2Auction approximately 86% control. Kootenai Corp. name has been changed to BizAuctions, Inc. as of August 17, 2006, and is publicly traded on the Pink Sheets under the symbol "BZCN." BizAuctions Corp. is a wholly-owned subsidiary of BizAuctions, Inc. As of December 31, 2006, the Company owned approximately 97% of VoIPCOM USA, Inc.'s common stock and upon conversion of the Preferred would give the Company approximately 99% control. VoIPCOM USA, Inc. is publicly traded on the Pink Sheets under the symbol "VCMU". Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base and achieve profitability.

        The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses or divestitures of our current subsidiaries if we obtain an attractive offer from possible suitors. As of March 31, 2007, the Company had a total of 17 full time employees and three part-time employees, working as consultants.

NET2AUCTION, INC. (NAUC)


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


      As of December 31, 2006, Net2Auction operates eight (8) drop-off locations, in addition to the twenty-five (25) affiliate locations that were acquired in our acquisition of AuctionWagon Inc., on September 30, 2005. During the fourth quarter of 2006, Net2Auction developed numerous business commercial accounts with several top retailers-wholesalers within the USA. Net2 liquidates the excess inventory and/or returned merchandise of such accounts on eBay. The Company has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman, and clothing for men, women, and children. Net2Auction is listed as an "eBay Trading Assistant," with a Power Seller rating and has accumulated in excess of 6,000 positive feedbacks and continues to receive a customer satisfactory rating on eBay exceeding 99%. This allows the Company to reach millions of potential buyers for our customers' unwanted goods or products. To learn more, please visit our website at www.net2auction.com.

NET2AUCTION CORPORATION (NAC)

      On December 2, 2004, the Company entered into a stock purchase agreement whereby it sold 100% of its interest in Net2Auction Corporation to Net2Auction, Inc. In exchange, Net2Auction, Inc. issued to the Company 25,000,000 shares of Net2Auction, Inc. common stock and 6,500,000 shares of Net2Auction, Inc. preferred stock. Following the exchange, the Company held approximately 99% of the voting rights of Net2Auction, Inc. (See page 10 for current ownership.)

AUCTIONWAGON (AWI)

      On September 30, 2005, Net2Auction, Inc. executed a Stock Exchange Agreement with AuctionWagon, Inc.'s shareholders, whereby AuctionWagon, Inc. shareholders transferred to Net2Auction, Inc. 100% of the outstanding common stock of AuctionWagon to Net2Auction, Inc. in exchange for 1,825,000 shares of Net2Auction's common stock.

      Net2Auction provided the AuctionWagon shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional 1,095,000 shares of Net2Auction common stock to be distributed to the AuctionWagon Shareholders, pro rata.

      AuctionWagon, Inc. is engaged in the business of providing software design and product development for businesses that are in the business of selling on eBay. AuctionWagon, Inc. was incorporated in September of 2003 and became the first eBay consignment store in the Los Angeles market. AuctionWagon, Inc. is the first company to qualify as both an eBay certified developer and an eBay Trading Post. AuctionWagon is a frontrunner in both the retail and software segments of the industry, being featured in Entrepreneur, the New York Times, and the Wall Street Journal. AuctionWagon currently markets its consignment software to drop-off stores, and maintains a national affiliate network of drop-off locations.

      AuctionWagon's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AWI has added approximately 126 new customer accounts. AuctionWagon's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

AUCTION BOULEVARD (AB)

      On September 14, 2005, Net2Auction, Inc. executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc., ("ABI"). Auction Boulevard, conducts sales on eBay for customers who drop-off items at Auction Boulevard's place of business. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of Net2Auction common stock valued at $0.49 per share, to Jake Ptasznik. For more information, please visit www.auctionboulevard.com.

BIZAUCTIONS, INC., FORMERLY KOOTENAI CORP. (BZCN)

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

      BizAuctions, Inc. is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned to the retailer. BizAuctions clients include some of the Nation's leading retail names at the forefront of their industries. BizAuctions is listed as an "eBay Trading Assistant," with a Power Seller rating, and has accumulated in excess of 5,000 positive feedbacks on eBay with a 99% positive feedback rating. To learn more, please visit our website at www.bizauctions.com.

 ROBOSERVER SYSTEMS CORP. (RBSY)

      On May 18, 2004, the Company's subsidiary, Self-Serve Technologies, Inc. ("SSTI"), purchased software and hardware system and self-serve system called Point of Sales ("POS") from Curtis Chambers, a software engineer and the owner and developer of the POS system, for twenty-five million (25,000,000) shares of the Company's restricted stock. As part of this transaction, Mr. Chambers assumed the position of Lead Developer with Self-Serve Technologies, Inc.

       On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, Self-Serve Technologies, Inc. to RoboServer. In exchange, RoboServer issued to the Company, 25,000,000 shares of RoboServer, common stock and 6,500,000 shares of RoboServer, preferred stock. The Company acquired approximately 99% of the RoboServer voting rights through the exchange. (See page 10 for current ownership.) As the Company's subsidiary, RoboServer is now developing the Company's self-serve kiosk application and point of sale technologies. RoboServer shares are quoted on the pink sheets under the stock symbol "RBSY." For more information, please visit www.roboservercorp.com.

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

        Since the acquisition of the POS system and self-serve systems RoboServer has concentrated its development on the RoboServer self-serve kiosk application to the fast-food and full service restaurant industries.
RoboServer's self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

            RoboServer kiosks can be installed in any restaurant in the United States. RoboServer also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with a custom software solution, RoboServer has partnered with a leading kiosk software development company, St. Clair Interactive Systems. St. Clair provides our customers with leading edge technology and online monitoring systems. RoboServer has also partnered with Renaissance Systems, a leading technology company. Our partnership with Renaissance allows RoboServer to undertake any and all customer projects regardless of the size and scope. By utilizing products from these two software companies allows RoboServer to customize our customer's menus in much less time? As a result of these efficiencies and options, we are now able to greatly expand our market with profitable sales from small single store business while trying to achieve profits without having to do enormous volumes to cover the software development cost. We no longer have to depend on winning the very crowded large franchise stores where the competition is so tight.

            RoboServer kiosks are manufactured by KIS Kiosks. RoboServer's partnership with KIS allows us to offer the competitive pricing and top quality hardware products available. The market for RoboServer's point-of-sale and self-serve technologies is increasing rapidly. Business owners are seeking out self-serve kiosks to allow such owners to provide more efficient services to their customers as well as reduce labor costs. Other partners include Pro-Tech Inc. which is RoboServer's supplier for outdoor kiosks. Current negotiations are in progress with Team Research in Taiwan for mass production of the two-side "Assisted Server", which is RoboServer's newest product. Business owners also expressed a need to migrate customers to self-service without losing contact with them, thus, RoboServer is the first to market with the Assisted Server to accomplish that. The assisted server can be used as self-service, assisted service or counter service since the unit has two screens, one facing the customer and a mirrored screen facing the cashier/counter helper. Businesses are very excited about the "Assisted Server," because it is a natural progression from traditional POS line ordering to self-service.

      RoboServer has installed two (2) of its pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the "Assisted Server" for a pilot test in the Oceanside DQ in the 2nd quarter and full rollouts of the new 2-sided units will follow shortly thereafter. RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired on or about May 15, 2004. To learn more, please visit our website at www.roboservercorp.com.

VOIPCOM USA, INC. (VCMU)

      On April 15, 2005, the Company acquired 23,000,000 shares or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. ("VCMU"). VoIPCOM USA, Inc., currently has minimal operations, its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generate assets to be acquired for the Company.

          The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VoIPCOM USA, Inc. however, the Company is considering reselling the shares or placing assets into VoIPCOM USA, Inc. The Company's common stock is quoted on the pink sheets under the stock symbol "VCMU". For more information, see www.voipcomusa.com.

      On April 12, 2005, the Company executed a promissory note (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase price for the VoIPCOM USA, Inc. shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, and all unpaid principal and interest shall be payable on or before November 12, 2005. The note has conversion rights into VoIPCOM USA, Inc. common stock. The note was extended on November 4, 2005 through November 4, 2006, and has been extended through November 4, 2007. The note is guaranteed by the Company.

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

      On March 23, 2005, the Company announced the signing of a joint venture agreement with ERDC. Subsequently, the Company terminated the joint-venture agreement with ERDC, and on April 22, 2005, entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price of $55,000.

      The Corporate structure for the ownership of the common stock of each of the Company's subsidiaries is listed in the following chart and is effective as of December 31, 2006.



CORPORATE CHART FOR SUBSIDIARY OWNERSHIP OF ITS COMMON STOCK

				    	     ---------------------------
                                    	     AMERIRESOURCE TECHNOLOGIES,
                                   	    /            INC.	        \
		  -------------------------------------------------------------------------------
                  Net2Auction,      		     West Texas        RoboServer     VoIPCOM USA,
                      Inc.          		     Real Estate      System Corp.        Inc.
                 /    37%     \          		100%         /    40%     \       97%
  ----------------------------------------------     -----------     --------------   ------------
  BizAuctions,    AuctionWagon,      Net2Auction 		       Self-Serve
       Inc.           Inc.             	Corp.			      Technologies,
 /     74%    \	      100%		100%				  Inc.
 --------------	   ------------	     -----------			  100%
  BizAuctions,							      ------------
     Corp.
     100%
  ------------




CORPORATE CHART FOR SUBSIDIARY OWNERSHIP UPON CONVERSION OF PREFERRED OR SUPERVOTING PREFERRED STOCK



				    	     ---------------------------
                                    	     AMERIRESOURCE TECHNOLOGIES,
                                   	    /            INC.	        \
		  -------------------------------------------------------------------------------
                  Net2Auction,      		     West Texas        RoboServer     VoIPCOM USA,
                      Inc.          		     Real Estate      System Corp.        Inc.
                 /    57%     \          		100%         /    59%     \       99%
  ----------------------------------------------     -----------     --------------   ------------
  BizAuctions,    AuctionWagon,      Net2Auction 		       Self-Serve
       Inc.           Inc.             	Corp.			      Technologies,
 /     86%    \	      100%		100%				  Inc.
 --------------	   ------------	     -----------			  100%
  BizAuctions,							      ------------
     Corp.
     100%
  ------------



COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures.

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the Company and its Officers believe the Form 10-KSB for year-ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

INHERENT RISK FACTORS

An investment in the common stock of the Company is risky. The common stock of the Company inherently involves a high degree of risk, and you should carefully consider the possibility that you may lose your entire investment. Given this possibility, we encourage you to evaluate the following risk factors and all other information contained in this report, public disclosures and other filing by the Company with the SEC before buying the common stock of the Company. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your common stock.

RISKS RELATED TO COMPANIES BUSINESS

There is substantial doubt about the Company's ability to continue as a going concern due to insufficient revenues to cover our operating costs, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2006 and 2005 financial statements. The auditors noted in their report the Company has generated significant losses from operations, had an accumulated deficit of ($21,659,338) and a working capital deficit of ($1,662,070) as of December 31, 2006. These factors, raised by the auditors, give substantial doubt about the Company's ability to continue as a going concern. These general conditions have continued through the first quarter of 2007, resulting in additional deficits in the operations of the Company.

Management anticipates the Company will incur net losses for the year end results of December 31, 2007. To the extent the Company does not generate additional revenue from its existing operations, obtain additional funding, that its stock price does not increase, that additional adjustments are not made to decrease operating expenses do not occur, then the Company may not have the ability to continue as a going concern. The financial statements which accompany this filing do not include any adjustments that might result from the outcome of this uncertainty.

RISKS RELATED TO INVESTMENT

The Company expects the price of its common stock to be volatile. As a result, investors could suffer greater market losses in a down market than they might experience with a more stable stock. Volatility in our stock may also increase the risk of having to defend a securities class action suit, which could be expensive and divert management's attention from managing the Company's operating businesses.

The market price of the Company's common shares has been subject to wide fluctuations in response to several factors, such as:


-  Significant dilution
-  Actual or anticipated variation in the results of operations
-  Announcements of acquisitions
-  Changes in the areas of operations of the company

The stock market generally, has experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company. In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities. If such a class action suit is brought against the Company it could result in substantial costs and a diversion of management's attention and resources, which would hurt business operations.

Our stock value is dependent on our ability to generate net cash flows.

A large portion of any potential return on our common stock will be dependent on our ability to generate net cash flows.

If we cannot conduct our operations at a net profit, there will be no return on shareholders' equity, and this could result in a loss of share value. No assurance can be given that we will be able to operate at a net profit now or in the future.

Our stock may be subject to significant restrictions on resale due to federal penny stock regulations.

Our stock differs from many stocks because it is a penny stock. The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate penny stocks. These rules require that a broker-dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock. The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction, and information related to any cash compensation paid to any person associated with the broker-dealer.

These rules may affect your ability to sell our shares in any market that may develop for the Company's stock. Should a market for our stock develop among dealers, it may be inactive. Investors in penny stocks are often unable to sell stock back to the dealer that sold it to them. The mark-ups or commissions charged by broker-dealers may be greater than any profit a seller can make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold it to them. In some cases, the stock value may fall quickly. Investors may be unable to gain any profit from any sale of the stock, if they can sell it at all.

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- control of the market for the security by one or a few broker-dealers that are often related to the promoter or oissuer;
- manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
- boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
- excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
- the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Investors must contact a broker-dealer to trade Over-the-Counter Bulletin Board (OTC:BB) securities. As a result, you may not be able to buy or sell our securities at the times you may wish.

Even though our securities are quoted on the "OTCBB" that may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the "OTCBB", they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. When investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and do not plan to send a copy of the annual report to them. If we choose to create an annual report, it will contain audited financial statements. We intend to file all required information with the SEC. We plan to file with the SEC our Forms 10-KSB, 10-QSB and all other forms that are or may become applicable to us.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We have filed all statements and forms with the SEC electronically, and they are available for viewing or copy on the SEC's Internet site, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site is http://www.sec.gov.
COMPETITION

We compete with several business overstock liquidation companies, some independent and others large private and public companies with substantial resources and resale contracts. We also compete with substantially larger companies to supply self-service and assisted server technology to QSR, fast food and fast casual markets.

The self service market is competitive, particularly in the fast food industry. We compete with substantially larger companies for the markets that fit within our business plan. Some of these companies are national or regional companies with far greater resources than ours. The presence of these competitors may significantly impede our business growth or survival.

The business overstock liquidation market is competitive, particularly when dealing with large national retailers. We compete with a multitude of different companies for the business and markets that fit within our business plan. Some of these companies are national or regional companies with greater resources than ours. Others are smaller with a single storefront location for resale of liquidated products. The presence of some of these competitors may significantly impede our business growth or survival.

The Company's ability to generate enough revenue to operate profitably is dependent on the ability to attract both large and small retailers with overstock and returned items for liquidation and not restocking.

Our ability to satisfy fixed operating costs associated with our business could be seriously affected by any rise in expenses such as: lease costs, shipping, warehousing, insurance, internet listing fees and general overhead costs. While we can negotiate costs and pass on to others, some of these costs should they occur, impedes our ability to compete with larger competitors, more established regional competitors.

The Company may expand into markets in areas outside where the company has no experience and where our contracts lead and into areas outside of our current operations.

The Company may expand outside the area of its current focus as contracts are secured and appropriate opportunities arise. Some of the risks in operating in new market areas would include: a lack of market knowledge and understanding of the local economies, higher lease costs, an inability to identify promising development opportunities, an inability to obtain qualified development and maintenance personnel, and a lack of familiarity with local government and permitting procedures. Any of these factors could cause the Company to incur costs greater than anticipated and limit the success of any expansion opportunity that may be undertaken, which would reduce the Company's profitability and limit its growth.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's corporate offices consist of two offices with approximately 510 sq. ft., and are located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The offices are subject to a six (6) month lease with an option to renew for an additional six
(6) months at $985 per month, and a six (6) month lease for the second office at $868 per month, respectively.

      The engineering and sales office of RoboServer Systems and Self-Serve Technologies lease ended on September 30, 2006, which had been located in Carlsbad, California 92008. RoboServer moved its engineering and sales office from the Carlsbad location to the office/warehouse previously occupied by Net2Auction consisting of approximately 980 sq. ft. of office space and1100 sq. ft. of warehouse. The office/warehouse is located at 10979 San Diego Mission Rd., San Diego California 92108, and is being subleased from Net2Auction for $.995 cents per sq. ft.

      Net2Auction's subsidiary, AuctionWagon, Inc.'s management and sales field offices consist of approximately 2,100 sq. ft. of office and warehouse space, and are located at 10696 San Diego Mission Rd., San Diego, California, 92108. The office/warehouse is being subleased from Net2Auction at approximately, $1.07 per sq. ft. with the lease running through August 31, 2008, and at the following monthly prices;

      10979 San Diego Mission Rd., office from October 1, 2006 through September 30, 2007 is $2,011.04, per month.

      10969 San Diego Mission Rd., office from September 1, 2005 through August 31, 2008 is $2,268.99, per month.

Net2Auction and its subsidiary, BizAuctions, Inc., moved its office/warehouse to 1510 Corporate Center Drive, San Diego, California, 92154 on or about August 27, 2006. Net2Auction entered into a Lease Agreement ("Lease") with Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego, California, 92154. The premise governed by the lease is a freestanding industrial office-warehouse space consisting of approximately 20,193 square feet. The Lease term is three (3) years and three (3) months and the Lease will terminate on October 17, 2009, with an option for an additional two (2) years, and at the following monthly prices;

      1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115.80 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from August 1, 2007 through July 31, 2008 is $12,540 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from August 1, 2008 through October 17th, 2009 is $12,979 with cam charges of $3,231, per month.

      Option Years
      1510 Corporate Center Drive from October 17, 2009 through October 17, 2010 is $13,433 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from October 17, 2010 through October 17, 2011 is $13,903 with cam charges of $3,231, per month.

 The Lease was guaranteed by Delmar Janovec and Brent Crouch.

ITEM 3.     LEGAL PROCEEDINGS

      The following litigation involves the Company and its subsidiaries all of which have been resolved or have entered into settlement agreements. The Company is unaware of any pending legal proceedings against the Company, its directors or officers.


      American Factors Group, L.L.C., ("AFG") vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended. The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants. The Company and Delmar Janovec, and AFG entered into a Settlement Agreement on March 27, 2006, which has been subsequently amended on March 14, 2007, for full settlement of the existing debt pursuant to the following terms:

       Whereas, as of March 26, 2006, the total debt owed to AFG by AMRE and Janovec equaled about $646,312.63 ("Debt"); and

      Whereas, the Parties entered into a Settlement Agreement on March 27, 2006 and reduced the amount due to $350,000; and

      Whereas, Janovec and AMRE made payments of $50,000 and $100,000 pursuant to the agreement, and AMRE restricted common stock were issued; and

      Whereas, the remaining payments totaling $200,000 as specified in the Agreement were not made timely; and

      Whereas, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and

            1.1 AFG, AMRE, and Janovec agree that the Debt at March 13, 2007, will be modified to $220,000, and paid in accordance with the following terms;

            (a.)AFG  will  receive  a  cash  payment of $48,000 from  AMRE  and
               Janovec to be wired on or before March 20, 2007. Funds were wired on March 20, 2007.
            (b.)AFG  will  receive the final payment of $172,000 from AMRE  and
               Janovec, by wire, on or before June 15, 2007.

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

For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements, can be viewed under the Company's 8-K filing on March 31, 2006, and as an Exhibit 10.1 to the Company's Form 10KSB filed on April 15, 2005, on the Securities and Exchange Commission's website at www.sec.gov.


      David Stark, Plaintiff vs. Net2Auction, Inc., a Delaware corporation, Net2Auction Corporation, a Nevada corporation, Delmar Janovec, an individual, Justin Keener, an individual, and Kevin Woltjen, an individual, and d/b/a Woltjen Law Firm. The plaintiff filed a complaint on March 28, 2006, in the Superior Court of California, San Diego County, Case No. 862855, against the defendants for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denied all allegations in the complaint and vigorously defended its position on the matter with the Party's reaching a settlement outside of the Courts on or about May 24, 2006. The settlement was reached with the Plaintiff, the Company, and Delmar Janovec on or about May 24, 2006, whereby the Plaintiff was allowed to retain the stock issued to him as a consultant and sell the stock pursuant to the regulations governed by Rule 144. Defendants, Kevin Woltjen and Justin Keener, were dismissed with prejudice from the lawsuit, as there were insufficient grounds for the original claims made against Woltjen and Keener.


      Jacques R. Behar, Plaintiff vs. AuctionWagon Inc., a California corporation; The plaintiff filed a complaint in Superior Court of California, County of Los Angeles, Beverly Hills Courthouse, West District, Case Number, 05C00539. The complaint was filed for the collection of fees associated for accounting services in the approximate amount of $9,115.28, plus any and all court fees, that were alleged to have been provided by the plaintiff on or about March 21, 2005. The Company and the Plaintiff reached a settlement agreement on or about August 30, 2006, for $2,700, in cash, and the issuance of 3,800 shares of Net2Auction common restricted stock as full and final settlement with the Plaintiff. The Settlement calls for a Dismissal in Court, without prejudice, for the Company, Josh MacAdam, and David MacAdam.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters conducted whereby requiring the submission of matters to a vote of the Security Holders, during calendar year, 2006.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "AMRE". The Common Stock had traded under the symbol "ARES" until the Company's shareholders effected a reverse stock split on or about December 17, 2004. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2006, and 2005, which have been adjusted to reflect the December 17, 2004 reverse stock split of one-for-forty (1-for-40). The quotations below reflect the reverse stock split of the Company's Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:


      Year                                     Quarter     High        Low
      2006                                     First       $0.1850     $0.0080
                  Second                       $0.0120     $0.0035
                  Third                        $0.0288     $0.0008
                  Fourth                       $0.0189     $0.0048
      Year                                     Quarter     High        Low
      2005                                     First       $0.0500     $0.0100
                  Second                       $0.2350     $0.0100
                  Third                        $0.0690     $0.0200
                  Fourth                       $0.0290     $0.0100

Shareholders

      The Company is authorized to issue Three Billion (3,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock
("Preferred Stock"). As of March 31, 2007, there were approximately 1,256 shareholders of record holding a total of 448,190,671 shares of Common Stock, although management believes approximately 11,316 persons own our common stock beneficially, either of record or thru broker, bank or other nominee.

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

Preferred Stock

      No trading market currently exists for the Company's preferred stock. The Company has five (5) series of Preferred Stock, A, B, C, D, and E. As of March 31, 2007, there were fifteen (15) shareholders of record of the Company's Series A Preferred Stock holding a total of 131,275 shares. As of March 31, 2007, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. As of March 31, 2007, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares. As of March 31, 2007, there was one (1) shareholder of record of the Company's Series D Preferred Stock holding a total of 250,000 shares. As of March 31, 2007, there was zero (0) shareholders of record of the Company's Series E Preferred Stock.

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

OVERVIEW

      The Company currently operates as a holding company through its subsidiaries. Our operations for 2006 were conducted through our majority and minority-owned subsidiaries, RoboServer Systems Corp., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corporation, AuctionWagon Inc., Auction Boulevard, Inc., BizAuctions, Inc., BizAuctions Corp., West Texas Real Estate Resources., and VoIPCOM USA, Inc.

      The Companies business strategy for this calendar year involves the continued expansion of Net2Auction and BizAuctions commercial accounts with major retailers for their overstocks, excess inventories, and merchandise that is returned to the retailer by the consumer. Net2Auction and BizAuctions purchase the merchandise for significant discounts and/or takes in the merchandise on a consignment bases for the sale of the merchandise on eBay. The Company also anticipates RoboServer Systems will receive numerous contracts from the small to medium size fast-food establishments this year for the installation of its self-serve kiosk applications as the consumer and Fast-Food businesses are beginning to move towards the self-serve technologies.


       Management is encouraged by the prospects of its market expansion opportunities with Net2Auctions's recently acquired subsidiary, BizAuctions, Inc., into the commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned to the retailer by the consumer. BizAuctions has increased its commercial accounts to 16 and combined with Net2Auction's accounts would bring the total commercial liquidation accounts to 33. Some of the accounts are with the Nation's leading retailer-wholesaler names that are at the forefront of their industries. While the commercial liquidation revenues have significantly increased, the drop-off site revenues have decreased due to the number of drop-off sites has reduced from 47 locations to 8 locations. There are an additional 25 affiliate locations that were part of the AuctionWagon acquisition in 2005. Management expects revenues to increase as the number of commercial liquidation clients are increased during this calendar year, 2007.

         Management has observed favorable market trends for RoboServer's self-serve kiosk application with installations of its self-serve kiosk in Angelo's Fast-Food in Encinitas, CA, and a Dairy Queen in Oceanside, CA. RoboServer has since installed a 2nd unit, a counter-top self-serve kiosk in the Dairy Queen in Oceanside during the fall of 2006. Fast-food restaurants and full service restaurants with significant carryout business are beginning to seek out self-serve technologies delivered by way of kiosks which will provide more efficient services for the customers. It is Management's belief that an ever changing and expanding market is developing for the Self-Serve kiosk technologies application.

FINANCIAL CONDITION OVERVIEW

               The Company can sustain its cash requirements without raising additional funds for the next four months. While the Company is not currently undertaking fundraising activities, RoboServer, Net2Auction, and BizAuctions are currently engaged in fundraising activities. Further, the Company continues to settle as much debt from the balance sheet as possible. As such, the Company entered into a settlement agreement with Delmar Janovec whereby common stock was issued to Janovec in exchange for the retirements of the $1,217,773 debt, the Company owed Janovec as of December 31, 2004.

      The Company does expect to add a number of employees and consultants during the calendar year 2007.

RESULTS OF OPERATIONS

REVENUES

Revenues for the fiscal year ended December 31, 2006, were $892,424 from $149,321 for the same period ended December 31, 2005. This represented an increase of $743,103 or 498% from 2005 to 2006.


EXPENSES

Operating expenses for the fiscal year ended December 31, 2006 and December 31, 2005, were $3,755,565 and $2,510,954, respectively. This is a $1,244,611 increase from 2005 to 2006. The increase is primarily attributed to the costs in consulting fees of $1,273,475 in 2005 to $2,150,882 for 2006, salary expenses of $100,000 in 2005 to $506,584 for 2006, and General and Administration expenses from $490,446 in 2005 to $687,792 for 2006.


EXPENSES                     		   2006       	   2005
-----------------------------		---------	---------
General and Administrative    		  687,792  	  490,446
Consulting                   		2,150,882  	1,273,475
Employee Salaries and Bonuses   	  506,584 	  100,000
Interest Expense                	  (95,717)	 (120,637)
Legal and Professional          	  410,307 	  411,147


OPERATING LOSS

Operating loss for 2006 was $3,567,229 as compared to $2,586,936 for 2005. The increase in operating loss of $980,293 or 38% was the result of increased operating expenses related to the operations and expansion of BizAuctions, and operations of RoboServer, an increase of General and Administrative expenses from $490,446 for 2005 to $687,792 for 2006, and an increase in consulting expense from $1,273,475 in 2005 to $2,150,882 for 2006 and an increase in salaries from $100,000 in 2005, to $506,584 for 2006.

NET LOSS

      The Company's net loss increased to ($2,331,532) in 2006 as compared to a net loss of ($2,037,576) in 2005. The increase in net loss resulted from an increase in General and Administrative and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current assets as of December 31, 2006 are $207,045. This amount is in cash, inventory, and a note receivable. Other assets and fixed assets are $697,544, and $192,358, net after depreciation, respectively.

      For the year-ended December 31, 2006, the Company's account payables were $208,242. The Company had notes payable to other parties in the amount of $1,464,608, and notes payable to related parties of $350,157, inclusive of accrued interest totaling $83,998.

      The Company plans to decrease its liabilities and increase its assets by acquiring additional income producing companies in exchange for its securities, as well as attempting to settle additional payables with equity. The Company intends to continue to improve shareholder equity by acquiring income-producing assets which are generating profits.

GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles that are accepted in the United States of America. The Company has incurred cumulative losses through December 31, 2006 of ($21,659,338) with a working capital deficit of ($1,662,070), all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company's weak liquidity and capital resources. Additionally, the Company may continue to use its equity and resources of its chief executive officer to finance operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year-ended December 31, 2006 are attached hereto beginning on page F-1.

                        AMERIRESOURCE TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                       ---------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                              DECEMBER 31, 2006

De Joya Griffith & Company, LLC
Certified Public Accountants
                                                      2580 Anthem Village Drive
                                                        Henderson, Nevada 89052
                                                             702.563.1600 (tel)
                                                             702.588.5979 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriResource Technologies, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidating financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
-------------------------------
/s/ De Joya Griffith & Company, LLC
Las Vegas, NV
May 9, 2007





                       AMERIRESOURCE TECHNOLOGIES, INC.
                     	  Consolidated Balance Sheet
                      	   As of December 31, 2006
				   (Audited)
                           ASSETS
Current Assets:
   Cash                                                        $      93,637
   Prepaid expenses                                                    5,000
   Inventory                                                         102,343
   Notes receivable                                                    6,065
							       -------------
   Total current assets                                              207,045

Fixed Assets
   Fixed assets at cost                                              256,094
   Accumulated depreciation                                          (63,736)
							       -------------
   Net fixed assets                                                  192,358

Other Assets
   Intangible assets-net of
	accumulated amortization                                     133,133
   Goodwill							     539,321
   Deposits                                                           25,090
							       -------------
   Total other assets                                                697,544
Total Assets                                                   $   1,096,947
							       =============
                        LIABILITIES
Current Liabilities
   Accounts payable                                            $     208,242
   Notes payable                                                   1,068,608
   Note payable - related party                                      350,157
   Accrued expenses                                                  207,108
							       -------------
   Total current liabilities                                       1,834,115

   Notes payable - long term					     396,000
   Commitments and contingencies                                     250,571
							       -------------
   Total liabilities                                               2,480,686
							       -------------
Stockholders' deficit
   Preferred stock, $.001 par value; authorized, 10,000,000              131
      Shares; Class A, issued and outstanding, 131,275 shares
   Preferred stock, $.001 par value; authorized, 10,000,000              177
      Shares; Class B, issued and outstanding, 177,012 shares
   Preferred stock, $.001 par value; authorized, 1,000,000             1,000
      Shares; Class C, issued and outstanding, 1,000,000 shares
   Preferred stock, $.001 par value; authorized, 750,000                 250
      Shares; Class D, issued and outstanding 250,000
   Common Stock, $.0001 par value; authorized, 3,000,000,000
      Shares; issued and outstanding, 359,478,976 shares              35,948
   Comprehensive loss on marketable securities                        (3,108)
   Additional paid in capital                                     20,169,224
   Retained earnings                                             (21,659,338)
   Minority Interest                                                  71,977
							       -------------
   Total stockholder' deficit                                     (1,383,739)
							       -------------
Total Liabilities and Stockholder's deficit                    $   1,096,947
							       =============

The accompanying notes to financial statements are an integral part of the financial statements.



                         AMERIRESOURCE TECHNOLOGIES, INC.
                       Consolidated Statements of Operations
					(Audited)


                                         	 For the year ended	For the year ended
                                         	 December 31, 2006 	December 31, 2005
						 ------------------	------------------

Revenues                                         $ 	    892,424     $	   149,321

Cost of goods sold                                    	    704,088       	   225,303
   Gross profit (loss)                    		    188,336                (75,982)

Operating expenses
   General and administrative             		    687,792           	   490,446
   Salaries                              		    506,584                100,000
   Legal & professional                   		    10,307          	   411,147
   Research and development                   		  	  -         	   235,886
   Consulting                         		 	  2,150,882     	 1,273,475

Operating loss                                   	 (3,567,229) 	        (2,586,936)


Other income (expense)
   Rent income                                  		  -                	 -
   Interest expense                     		    (95,717)         	  (120,637)
   Loss on write down of assets                			  -          	   (17,121)
   Relief of debt income                  		     35,000                	 -
						 ------------------	------------------
Total other income (expense)                         	    (60,717)     	  (137,758)

Net loss before income tax                        	 (3,627,946) 		(2,724,694)

Minority interest                                  	  1,296,414     	   687,118

Income tax provision                                      	  -            		 -
						 ------------------	------------------
Net income (loss)                                $ 	 (2,331,532) 	$ 	(2,037,576)
						 ==================	==================
Earnings (Loss) per share                        $	      (0.01)    $ 	     (0.03)
						 ==================	==================
Weighted average common shares outstanding         	216,077,028             61,909,755
						 ==================	==================



The accompanying notes to financial statements are an integral part of the financial statements.

                                     AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Stockholders' Deficit
							(Audited)

                         $.0001 Par Value          Preferred                            Accumulated
                           Common Stock             Stock 	$.001 Par   Additional      Other
                             Number                 Number 	   Value     Paid-In    Comprehensive Accumulated   Minority
                           of Shares    Amount     of Shares 	 Preferred   Capital    Income/(Loss)   Deficit     Interest
                                                                   Stock
			 -----------    ---------- ------------ ----------- ----------	------------- ------------- ---------
Balance at
December 31, 2004         30,276,416 	$    3,027    1,558,287 $     1,558 $16,872,614 $     (3,108) $(17,290,230)
			 ===========	========== ============	=========== =========== ============= ============= =========
Shares issued:
Consulting services       47,167,355  	     4,717                  		908,314
Legal services            13,865,181  	     1,387                 		275,915
Extension/m
  modification of note     2,680,000           268                   		 47,632
Options Exercised          1,000,000   	       100                   		 22,900
Subscription
  Agreement                3,703,704           370                   		 49,630
Convert accrued
  officer salary           5,000,000           500                   		 49,500
into stock                                                                                 		(2,037,576) (687,118)
Net loss for the
  year ended                                                                                        		    1,372,456
December 31, 2005
Minority Interest
Balance at
  December 31, 2005      103,692,656	$   10,369    1,558,287  $    1,558 $18,226,505 $    (3,108) $(19,327,806) $ 685,338
			 ===========	========== ============	=========== =========== ============= ============= =========
Shares issued:
Consulting services      233,709,198 	    23,371                	      1,737,900
Legal and professional    20,833,122 	     2,083                  		183,996
services
Extension/
  modification of note     1,244,000           125                   		 20,823
Minority interest (net)                                                                                             (613,361)
Net Loss for the
  year ended                                                                             		(2,331,532)
  December 31, 2006
			 -----------    ---------- ------------ ----------- -----------	------------- ------------  ---------
Balance at
  December 31, 2006      359,478,976	$   35,948    1,558,287   $   1,558 $20,169,224 $      (3,108)$(21,659,338) $  71,977
			 ===========	========== ============	=========== =========== ============= ============= =========


The accompanying notes to financial statements are an integral part of the financial statements.



                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
						(Audited)



								2006            2005
							     ----------	     ----------
Reconciliation of net loss provided by
  (used in) operating activities:
Net Income (Loss)                                            (2,331,532)     (2,037,576)
Non-cash items:
     Depreciation and amortization                               64,190          22,836
     Gain on write down of note                                 (35,000)              -
     Loss on write down of investment                                            17,121
     Non-cash services through issuance of stock              2,137,534       1,474,554
    Minority interest                                        (1,296,414)       (687,118)
Changes in assets affecting operations-
	(increase) decrease
     Deposits                                                   (16,210)         (8,880)
     Inventory                                                  (99,221)         (3,122)
     Notes receivables                                              221          10,649
      Pre-paid expense                                           (5,000)
Changes in liabilities affecting operations-
	increase (decrease)
     Accounts payable/accrued expenses                          296,124         121,570
							     ----------	     ----------
Net cash provided by (used in) operating activities          (1,285,308)     (1,089,966)
							     ----------	     ----------
Cash flows from financing activities:
     Proceeds from issuance of stock                            500,000       1,252,600
     Increase in note payable, net                            1,527,541         211,048
     Repayment of debt                                         (150,000)              -
							     ----------	     ----------
Net cash provided by (used in) financing activities           1,527,541       1,463,648

Cash flows from investing activities:
     Investment in EagleRider                                         -          55,000
     Purchase of Fixed Assets                                   (86,953)       (282,354)
     Cash Portion of subsidiary purchase                       (171,000)        (45,000)
							     ----------	     ----------
Net cash provided by (used in) investing activities            (257,953)       (275,354)
							     ----------	     ----------
Increase (decrease) in cash                                     (15,720)        101,328
Cash - beginning of period                                      109,357           8,029
                                                                 93,637         109,357
Cash - end of period
Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares                         -         219,913
Debt paid through issuance of stock                                   -          49,900
Stock issued for services                                     2,137,534       1,474,554
							     ==========	     ==========

The accompanying notes to financial statements are an integral part of the financial statements.


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

      A Stock Exchange Agreement was executed on September 17, 2003 and made effective on January 27, 2004 whereby the Company acquired a 40% interest in 449 Corporation ("449") and WDHQ Corporation ("WDHQ") for 10,000,000 shares of the Company's common stock and $60,000 cash. The Company paid $30,000 with the signing of the revised Stock Exchange Agreement with the balance paid on July 31, 2004. 449 and WDHQ operate a business that has four franchises located in San Diego and Palm Springs, California, St. Louis, Missouri, and Miami, Florida, as EagleRider. EagleRider provides rental of Harley Davidson motorcycles and recreational equipment. This investment was being accounted for as a non-marketable equity investment by the Company. On April 22, 2005, the Company entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price of $55,000.

      A Purchase Agreement was executed on May 18, 2004 whereby the Company acquired the rights to the POS software and hardware, and a self-serve application for 25,000,000 shares of R-144 common stock from Curtis Chambers, the developer and software engineer. The software is used in the restaurant and fast-food industry to allow customers to place their own orders thereby reducing labor expense for the business and offers a variety of improved management reports for the business owners. The POS Self-Serve kiosk application has been installed in two different Fast-Food chains and in the fall of 2005, the Company began marketing the product to other potential customers.

      On August 26, 2004, the Company entered into an agreement whereby it sold its 100% ownership interests in its subsidiary, Self-Serve Technologies, Inc., to RoboServer Systems Corp. In exchange, RoboServer Systems Corp. transferred to the Company 25,000,000 shares of RoboServer Systems Corp. common stock and 6,500,000 shares of RoboServer Systems Corp. Super Voting Preferred Stock. The Super Voting Preferred stock was subsequently issued to an officer and director of the Company, and a consultant for services rendered in connection with the transaction. Following the transaction, the Company owns less than 50% of the voting common stock rights however through the common ownership of the Super-Voting Preferred stock gives the Company approximately 76.2% control in RoboServer Systems Corp.

      RoboServer Systems Corp. is a developer of self-serve kiosks and point-of-sale technologies such as the self-serve kiosk applications and order stations for use by the fast-food industry and restaurants. The purchase is accounted for on a cost basis and its stock ownership as a consolidation.

      On December 2, 2004, the Company entered into an agreement whereby, it sold all of its 100% interest in its subsidiary, Net2Auction Corporation, to Net2Auction, Inc. In exchange, Net2Auction, Inc. transferred to the Company 25,000,000 shares of Net2Auction, Inc. Common Stock and 6,500,000 shares of Net2Auction, Inc. SuperVoting Preferred Stock. Following the transaction, the Company owns approximately 99.1% of the voting rights in Net2Auction, Inc. Net2Auction, Inc. is a licensed and authorized reseller to eBay where it operates online auctions and has established drop-off locations with strategic partnerships that allow customers to make money by selling their surplus possessions while saving them time with no hassles.

      On September 30, 2005, the Company's subsidiary, Net2Auction, Inc. executed a Stock Exchange Agreement with AuctionWagon Inc.'s shareholders, whereby AuctionWagon shareholders transferred to Net2Auction, Inc. 100% of the outstanding common stock of AuctionWagon in exchange for 1,825,000 shares of Net2Auction, Inc.'s common stock. AuctionWagon is engaged in the business of providing software design and product development for businesses that are in the business of selling merchandise on eBay.

      Net2Auction, Inc. provided AuctionWagon, Inc. shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional one million ninety-five thousand (1,095,000) shares of Net2Auction, Inc.'s common stock to be distributed to the AuctionWagon shareholders pro rata.

      On September 14, 2005, the Company's subsidiary, Net2Auction, Inc. executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc. Auction Boulevard, like Net2Auction, conducts sales on eBay for customers who drop off items at Auction Boulevard's place of business. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of Net2Auction, Inc. common stock valued at $0.49 per share, to Jake Ptasznik.

      On April 15, 2005, the Company acquired 23,000,000 shares (the "Shares"), or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. ("VCMU"). VoIPCOM USA, Inc. currently has minimal operations; its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generating assets to be acquired for the Company.

      The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000.00, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VoIPCOM USA, Inc. however, the Company is considering reselling the shares or placing assets into VoIPCOM USA, Inc. The Company's common stock is quoted on the pink sheets under the stock symbol "VCMU". For more information, please see www.voipcomusa.com.

      On April 12, 2005, the Company executed a promissory note (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase price for the VoIPCOM USA, Inc. shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, and all unpaid principal and interest shall be payable on or before November 12, 2005. The note has conversion rights into VoIPCOM USA, Inc. common stock. The note was extended on November 4, 2005 through November 4, 2006, which has been extended until November 4, 2007. The note is guaranteed by the Company.

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., Net2Auction, Inc.,
      Net2Auction Corporation, AuctionWagon, Inc., Auction Boulevard, BizAuctions, Inc., BizAuctions Corp., and RoboServer Systems Corp., Self-Serve Technologies, Inc., and VoIPCOM USA, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

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

      REVENUE RECOGNITION

      The Company recognizes revenue on the accrual basis, records income as earned, and recognizes expenses as incurred.

      PROPERTY, PLANT AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

      We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, in an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on the fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2006.

        Related depreciation and amortization expense for the years ended December 31, 2006, and 2005, were $64,190 and $22,836, respectively.

      GOODWILL AND OTHER INTANGIBLES

      In accordance with SFAS 142, "Goodwill and Other Intangible Assets", we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS 142 as of December 31, 2006.

      INTANGIBLE ASSETS

      Intangible assets consist of the following:

      RoboServer patentable technologies, software, and processes totaling $128,997 less accumulated amortization of $17,976 are being amortized over 15 years.

      Net2Auction acquired businesses (AuctionWagon, and Auction Blvd.) and a subsidiary (BizAuctions). Those purchases included a covenant not-to-compete of $40,000 less accumulated amortization of $17,858 amortized over its life of 3 years, and Goodwill of $459,321.

      AmeriResource acquired a subsidiary (VoIPCOM USA, Inc.) that included goodwill of $80,000.

      INCOME TAX

      For the years ended December 31, 2006 and 2005, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis. Prior to 1992, the subsidiaries filed separate corporate returns.

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

      In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financials, results of operations or cash flows.

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provision's of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle record as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

      In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". SFAS NO. 157 defined fair values established a framework for measuring fair value in generally accepted accounting principles and expand disclosure about fair value in generally accepted accounting principles and expand disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

      In September 2006, the Securities and Exchange Commission issued State Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fiar value that are not currently required to be measured at fair value and established s presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2.    RELATED PARTY TRANSACTIONS

      At December 31, 2006 and 2005, the Company had notes payable to officers, a former officer, and other stockholders. Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

      The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

      Delmar Janovec, an officer and president of the company, loaned $153,902 to the Company during the year ended December 31, 2006 and is recorded as a Note Payable - related party. He is also owed an additional $150,000 for accrued salary for his services for the subsidiaries ($50,000 per subsidiary) also recorded as a note payable. The note is payable on demand, and is non-interest bearing. In addition, he is owed an additional $100,000 for his salary that had been accrued during the calendar year, 2006 for the parent company. This amount is included in Accrued Expenses.

      In December 2005, the Company's subsidiary, Net2Auction, issued 187,000 shares of restricted common stock in Net2Auction to Brent Crouch, CFO of Net2Auction, to purchase two vans valued at $35,000.

3.    NOTES RECEIVABLE


      Notes receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.


Total Notes Receivable	   				6,065

Less current portion 	  			       (6,065)

Total Notes Receivable				      $ 6,065

4.         NOTES PAYABLE



Line  of  Credit,  dated  March  25, 2007,
interest is Prime plus 3%, due and payable
March 25, 2008.					$  100,200

American  Factors  Group  Settlement  Agreement
dated March 27, 2006, revised  in  March  2007.
Amount   payable  at  December  31,  2006   was
$432,067.  Revised to $220,000 in  March  2007.
Note bears interest at 18% due on June 15, 2007 $  432,067

Note  dated April 12, 2005, interest  is prime
plus 3% originally due on  November 12,  2005,
extended through November 4, 2007, convertible
into  20,000,000  shares  of VoIPCOM USA, Inc.,
common stock.					$   80,000

Note dated May, 8, 2006, interest is 10%  due
and  Payable on May 8, 2008, convertible into
RoboServer Common stock at $0.01, per  share.	$  171,000

Note dated May 12, 2006, interest is 10%, due
and payable on May 12, 2008, convertible into
Net2Auction common stock at $0.01, per share.	$  100,000

Note dated June 28, 2006, interest is 10% due
and payable on June 28, 2008, convertible into
BizAuctions common stock at $0.01, per share.	$  125,000

Note  dated August 7, 2006, interest is 12%,
due    and  payable  on  February  7,  2007,
convertible into BizAuctions common stock at
$0.20, per share. Note was converted in  the
first quarter of 2007.				$  250,000

Note dated October 20, 2006, with  note  and
interest of $2,000, due in 60 days. Note was
paid in January of 2007.			$  100,000


Note  dated  November  30,  2006,  note  and
interest  due  and  payable in 90 days. Note
was paid in January of 2007.			$   56,341

Note   dated  December  4, 2006,   note  and
interest  due and  payable  in 60 days. Note
was paid in January of 2007.			$   50,000


                  Total notes payable         	$1,464,608

                  Less current portion          (1,068,608)

                  Long-term portion          	$  396,000
						----------

Maturities of notes payable at December 31, 2006, are as follows:

Year Ended
December 31,
------------
2007           $1,068,608
2008           $  396,000
2009                  -0-
Thereafter            -0-
	       ----------

5.    STOCKHOLDERS' EQUITY

      Common stock

      The Company increased its authorized shares from 1,000,000,000 to 3,000,000,000 during 2004. In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split.

      During 2006, the Company issued the following shares of common stock

      1. 233,709,198 shares of common stock were issued for consulting services valued at $1,761,271.

      2. 20,833,122 shares of common stock were issued for legal and professional services valued at $186,079.

      3. 1,244,000 shares of common restricted stock were issued for an extension of a note valued at $20,948.

      During 2005, the Company issued the following shares of common stock

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

      On February 22, 2002, the Company filed a "Certificate of Designation" with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as "Series C Preferred Stock." Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

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

      During the fourth quarter of 2004, the Company amended a note payable that included the issuance of a new class E preferred at the rate of one share of Series E Stock for each four shares of ARET Common Stock held by the note holder. The Series E Stock can be redeemed by the Company at the rate of $0.50 (fifty cents) per share. The Series E Stock can be converted into Common Stock at the rate of $0.50 (fifty cents) divided by the 50% f the average closing price of the Common Stock on the five business immediately preceding the delivery of notice of exercising the right of conversion.

      Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through
      December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in 2006.


6.         INCOME TAX

      No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.



Note 6 Income Tax


					   2006		   2005
					------------	------------
Net operating loss carry-forwards
  Impairment loss			 $21,500,000	 $19,000,000

Less Valuation Allowance		($21,500,000)	($19,000,000)
					------------	------------
Balance Sheet Amounts			 $	   0	 $	   0



      The Company has available for income tax purposes, a net operating loss carry-forward of approximately $21,500,000 expiring from 2006 to 2024, including $970,000 subject to certain recognition limitations. A valuation allowance for the full amount of the related deferred tax asset of approximately $7,000,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

      The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation.

      Some   of   the   net   operating   losses  carry-forward  (approximately
      $14,000,000) is subject to significant recognition limitations due to the merger with Tomahawk.

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

       American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended. The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants. The Company and Delmar Janovec, and AFG entered into a Settlement Agreement on March 27, 2006, which has been subsequently amended on March 14, 2007, for full settlement of the existing debt pursuant to the following terms:

             Whereas, as of March 26, 2006, the total debt owed to AFG by AMRE and Janovec equaled about $646,312.63 ("Debt"); and

             Whereas, the Parties entered into a Settlement Agreement on March 27, 2006 and reduced the amount due to $350,000; and

             Whereas, Janovec and AMRE made payments of $50,000 and $100,000 pursuant to the agreement, and AMRE restricted common stock were issued; and

             Whereas, the remaining payments totaling $200,000 as specified in the Agreement were not made timely; and

             Whereas, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and

            1.1 AFG, AMRE, and Janovec agree that the Debt at March 13, 2007, will be modified to $220,000, and paid in accordance with the following terms;

            (a.)AFG  will  receive  a  cash payment of $48,000  from  AMRE  and
               Janovec to be wired on or before March 20, 2007. Funds were wired on March 20, 2007.
            (b.)AFG will receive the final payment of $172,000  from  AMRE  and
               Janovec, by wire, on or before June 15, 2007.

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

      For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements can be viewed under the Company's 8-K filing on March 31, 2006, and as an Exhibit 10.1 to the Company's Form 10KSB filed on April 15, 2005, on the Securities and Exchange Commission website at www.sec.gov.

          The Company's corporate offices consist of two offices with approximately 510 sq. ft., and are located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The offices are subject to six (6) month leases at $868 per month, and $985 per month, respectively.

      The engineering and sales office of RoboServer and Self-Serve Technologies consists of approximately 2,000 sq. ft. and is located at 10979 San Diego Mission Rd., San Diego, California 92108. The office is subject to a lease that runs through September 30, 2007 at $2,011.04 per month with an option to extend for an additional one (1) year with an increase of four (4) percent. RoboServer is subleasing the office from Net2Auction at cost of the lease.

            10979 San Diego Mission Rd., office from October 1, 2006 through September 30, 2007 is $2,011.04, per month.

      The Company's subsidiary, Net2Auction, currently subleases the second office-warehouse space at 10969 San Diego Mission Rd., San Diego, California 92108 to AuctionWagon, Inc. AuctionWagon leases approximately 750 sq. ft. of office space for $1.48 per sq. ft. on a month to month lease. The lease runs through August, 31, 2008 at $2,268.99, per month.

            10969 San Diego Mission Rd., office from September 1, 2005 through August 31, 2008 is $2,268.99, per month.

      The Company's subsidiary, Net2Auction and its subsidiary, BizAuctions, Inc., on July 18, 2006, entered into a Lease Agreement ("Lease") with Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego California. The Lease term is for three (3) years and three (3) months and the Lease will terminate on October 17, 2009, with an option, for an additional two (2) years. The premise governed by the Lease is a freestanding industrial warehouse space consisting of approximately 20,193 square feet. Rent under the lease is at the following monthly prices;

      1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115.80 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from August 1, 2007 through July 31, 2008 is $12,540 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from August 1, 2008 through October 17th, 2009 is $12,979 with cam charges of $3,231, per month.

      Option Years
      1510 Corporate Center Drive from October 17, 2009 through October 17, 2010 is $13,433 with cam charges of $3,231, per month.

      1510 Corporate Center Drive from October 17, 2010 through October 17, 2011 is $13,903 with cam charges of $3,231, per month.

       The Lease was guaranteed by Delmar Janovec and Brent Crouch.

      Net2Auction, Inc. provided AuctionWagon, Inc. shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Net2Auction will issue within thirty days following the October 6, 2007 date, an additional one million ninety-five thousand (1,095,000) shares of Net2Auction, Inc.'s common stock to be distributed to the AuctionWagon, Inc. shareholders pro rata.

      David Stark, Plaintiff vs. Net2Auction, Inc., a Delaware corporation, Net2Auction Corporation, a Nevada corporation, Delmar Janovec, an individual, Justin Keener, an individual, and Kevin Woltjen, an individual, and d/b/a Woltjen Law Firm. The plaintiff filed a complaint on March 28, 2006, in the Superior Court of California, San Diego County, Case No. 862855, against the defendants for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denied all allegations in the complaint and vigorously defended its position on the matter with the Party's reaching a settlement outside of the Courts in May of 2006. The settlement was reached with the Plaintiff, the Company, and Delmar Janovec on or about May 24, 2006, whereby the Plaintiff was allowed to retain the stock issued to him as a consultant and sell the stock pursuant to the regulations governed by Rule 144. Defendants, Kevin Woltjen and Justin Keener, were dismissed with prejudice from the lawsuit, as there were insufficient grounds for the original claims made against Woltjen and Keener.

      Jacques R. Behar, Plaintiff vs. AuctionWagon Inc., a California corporation. The plaintiff filed a complaint in Superior Court of California, County of Los Angeles, Beverly Hills Courthouse, West District, Case Number, 05C00539. The complaint was filed for the collection of fees associated for accounting services in the approximate amount of $9,115.28, plus any and all court fees, that were alleged to have been provided by the plaintiff on or about March 21, 2005. The Company and its counsel had been in discussions with the plaintiff regarding a settlement that was reached in August of 2006.

8.         GOING CONCERN UNCERTAINTY

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

9.    SUBSEQUENT EVENTS

      During the first quarter of 2007, the Board of Directors of the Company authorized and caused to be filed a new S-8 Registration Statement on Form S-8 whereby, increasing the Company's Stock Incentive Plan by an additional 125,000,000 shares of common stock of the Company. The Plan was filed on January 10, 2007.

      During the first quarter of 2007, the Company issued 88,711,695 shares of common stock to consultants, and for legal and professional services rendered to the Company.

      On or about March 13, 2007, the Company, American Factors Group LLC, and Delmar Janovec executed an amended Settlement Agreement whereby, amending the terms of the Settlement Agreement entered into on March 27, 2006 which was filed on Form 8-K March 31, 2006. For further information on the terms of the Amended Agreement, refer to Item No. 7, Other Committments and Contingencies in the financial section of the 10 KSB and the attached Exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On or about April 22, 2005, the Company engaged the services of the firm, Franklin Griffith & Associates to be the Company's independent auditors for the calendar year of 2005. Franklin Griffith & Associates performed their reviews of the first and second quarter 10-QSBs ending March 31, 2005 and June 30, 2005, respectfully, for the Company. Franklin Griffith & Associates resigned as the Company's auditors. The Company engaged the firm of De Joya Griffith and Company, as their new independent auditors, who then performed the review of the third quarter 10-QSB ending September 30, 2005, and the 10 KSB audit ending 12-31-05. De Joya Griffith and Company is the independent auditors for the Company.


ITEM 8A.    CONTROLS AND PROCEDURES


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING




Our  management  is  responsible  for  establishing  and  maintaining  adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes policies and procedures that:

   - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer's assets;

   - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

   - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). Our assessment identified deficiencies that were determined to be significant deficiencies in internal control.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, recording, processing or reporting of reliable financial data. Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2006.



INEFFECTIVE CONTROLS RELATED TO THE FINANCIAL CLOSING PROCESS

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.


REMEDIATION PLAN

We are including information with respect to our internal control over financial reporting for the period subsequent to December 31, 2006, in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they are being addressed as part of our remediation plan.

Subsequent to December 31, 2006, we have undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal year 2006 and continues to be a priority in fiscal 2007. We have begun implementing the actions described below with respect to the identified significant deficiencies; however, there can be no assurances as to when the implementation of these initiatives will be completed.

Inadequate  staffing.   We  have  focused intensive efforts  on  improving  the
overall level of our staffing in a number of finance and accounting areas related to the significant deficiencies above.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations.
As a result of the adjustments made with respect to certain balance sheet accounts for the fiscal year ended December 31, 2006, we determined a more detailed review for these accounts was necessary in connection with our quarterly and annual financial reporting process. The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

ITEM 8B.     OTHER INFORMATION
              Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
      Directors, Executive Officers and Control Persons

NAME                  AGE      POSITION(S) AND OFFICE(S)
--------------	      ---      -----------------------------------------------
Delmar Janovec        58       President, Chief Executive Officer and Director

      Delmar A. Janovec has served as a director of the Company since May 12, 1994. On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company. He has served as the president and manager of the Company's subsidiaries, Net2Auction Inc., RoboServer Systems Corp., and VoIPCom USA, Inc., and West Texas Real Estate & Resources, BizAuctions, Inc. and BizAuctions Corp. He is a descendant of the Mdewakanton Wahpakoota and Sisseton Wahpeton bands of the Sioux American Indian Tribe and has over twenty-five years of experience in the construction and real estate development industries. Mr. Janovec attended Kansas State University for his undergraduate studies. The Company has not filed any forms 3, 4, and 5 during the fiscal year ended December 31, 2006.

Compliance with Section 16(a) of the Exchange Act

      The Company is not aware of any person who at any time during the fiscal year ended December 31, 2006, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.
Code of Ethics

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

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2006, 2005, and 2004. The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's current president, Delmar Janovec.

SUMMARY COMPENSATION TABLES


                             Annual Compensation

Name and                                                    	    Other Annual
Principal Position       	Year	Salary($)     Bonus($)     Compensation($)
-------------------------	----	-----------   --------	   ---------------
Delmar Janovec, President	2006    $100,000(1)       0		 -0-

Delmar Janovec, President	2005	$100,000(1)   	  0              -0-

Delmar Janovec, President	2004	$100,000(1)   	  0              -0-

      (1) Delmar Janovec has accrued an annual salary since 1998, and converted to R-144 stock.

                                        Awards                          Payouts
					--------------------------	----------------------------
							Securities 	LTIP 		All
					Restricted	Underlying	Payouts		Other
Name and				Stock		Options/	($)		Compensation
Principal Position         Year         Award(s)($)     SARs(#) 		         ($)
-------------------------  ----		-----------	----------	-------		------------
Delmar Janovec, President  2006			-0-            -0-          -0-         	 -0-

Delmar Janovec, President  2005			-0-            -0-          -0-       		 -0-

Delmar Janovec, President  2004			-0-            -0-          -0-       		 -0-




          Option/SAR Grants in Last Fiscal Year
          (Individual Grants)

          Number of	     Percent of Total
Name      Securities         Options/SARs Granted to	Exercise of Base
          Underlying         Employees In Fiscal Year	Price ($/Sh)    	Expiration Date
          Options/SARs
          Granted
--------- ------------	     ------------------------   ----------------	---------------
Delmar    	 - 0 -              --                         --             		 --
Janovec,
President

										Value of Unexercised
							Number of		In-The-Money Option/
							Unexercised Securities	SARs At FY-End ($)
							Underlying Options/SARs	Exercisable/
		Shares acquired on	Value($)	At FY-End(#)		Unexercisable
Name		Exercise (#)		Realized ($)	Exersiable/Unexersiable	(1)
--------------	------------------	------------	-----------------------	--------------------
Delmar Janovec,		-0-		--		--			--
President


Compensation of Directors

      The Company's directors are not compensated for any meeting the board of directors which they attend. Delmar Janovec has accrued an annual salary since 1998. The Company has not entered into any employment agreements. Mr. Janovec is compensated as a consultant and is responsible for the associated payroll. The Company is not responsible for any payroll taxes related to his compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 31, 2007, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 31, 2007, there were 448,190,671 shares of Common Stock issued and outstanding.


Title of Class            Name and Address of                  Amount and Nature of Beneficial	Percent of
                          Beneficial Owner                 	       Ownership(1)              Class(1)
			  Executive Officers & Directors
-------------------	  ------------------------------------ -------------------------------	----------
Common Stock 		  Delmar Janovec (2)                           1,355,917,220(3)          75.15%(4)
($0.0001 par value)       3440 E. Russell Rd., Suite 217
                          Las Vegas, Nevada 89120

Common Stock              Directors  and  Executive  Officers 	       1,355,917,220             75.15%
($0.0001 par value)       as a Group
                          (1 individual)

      (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
      (2) Please note that this shareholder owns preferred stock as more fully described in the following table. Further, Janovec owns 5 million shares in RBSY, NAI, VUSA, and BZCN, respectively, and 5 million options in RBSY, NAI, VUSA, and BZCN, respectively.
      (3) Includes 1,333,333,333 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value ($2.00) of the Series C Preferred Stock divided by fifty percent (50%) of the average common stock on five (5) business days preceding the date of conversion, which for purposes of this table is March 31, 2007, and 22,583,887 shares of Common Stock which Janovec owns indirectly by his spouse or in a trust that is in his Spouse's name.
      (4) Percentage is based upon the total 448,190,671 outstanding shares of Common Stock combined with 1,355,917,220 shares of the Company's common stock beneficially owned by Janovec.

      The following table sets forth, as of March 31, 2007 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.


Series of Name and Address of                    Number of Shares		Percent
Preferred Beneficial Owner                       Beneficially Owned (1)  	of Class (1)
Stock
--------- --------------------------------	 ----------------------		------------
Series A  Non-Officers  and  Non-Directors
	  are  beneficial  owners with no
	  one beneficial owner owning more
	  than 5%
                                                           131,275 (2)             100%
Series B  Tibor L. Nemeth
          165 North Aspen Avenue
          Azusa, California 91702                          177,012 (3)             100%
Series C  Executive Officers and Directors
          Delmar Janovec
          3440 E. Russell Rd., Suite 217                 1,000,000 (4)             100%
                 Las Vegas, Nevada 89120

Series D  Rod Clawson
          7049 S. Piccadilly St.                           250,000 (5) 		   100%
          Aurora, Colorado 80016


Series E  No shares of Series E have been                      -0- (6) 		   -0-
          Issued


          All Executive Officers & Directors
	  as a Group					 1,000,000		   100%


       (1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
      (2) These shares of Series A Preferred Stock maybe converted by the holder into one share of Common Stock and have voting rights equaled to one share of Common Stock.
      (3) These shares of Series B Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equaled to one share of Common Stock.
      (4) These shares of Series C Preferred Stock may be converted into Common Stock of the Company on the basis of the stated value of the Series C Preferred Stock divided by fifty percent (50%) of the average closing price of the Common Stock on five (5) business days preceding the date of conversion. The Series C Preferred Stock has voting rights equal to one share of Common Stock.
      (5) These shares of Series D Preferred Stock may be converted by the holder into one share of Common Stock and have voting rights equaled to five (5) shares of Common Stock.
      (6) These shares of Series E Preferred Stock maybe converted by the holder into the rate of one share of Series E Stock for each four shares of ARET Common Stock held by the note holder. The Series E Stock can be redeemed by the Company at the rate of .50 (fifty cents) per share. The Series E Stock can be converted into Common Stock at the rate of $.50 (fifty cents) divided by the 50% of the average closing price of the Common Stock on the five business days immediately preceding the delivery of notice of exercising the right of conversion.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2006, the Company was indebted to its president, Delmar Janovec, in the amount of $403,652 with $250,000 being owed to Janovec for accrued salary for calendar years 2006 and 2005, with $153,652 being owed to Janovec for a loan made to the Company.

      Effective December 31, 2004, the Company transferred the 6,500,000 shares of RoboServer Systems Corp. preferred stock to its President, Delmar Janovec, as partial payment for the salary that had been accrued in 2004. The preferred stock carries no conversion rights into common stock.

      Effective December 31, 2005, the Company issued five (5) million shares of common stock to Delmar Janovec in exchange for partial payment of his salary that had been accrued for calendar year, 2005.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by De Joya Griffith & Company, LLC., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $40,000 and $29,210, respectively.

Audit-Related Fees

De Joya Griffith & Company, LLC did not render any professional assurance or related services for the fiscal years ended December 31, 2006, and December 31, 2005.

Tax Fees

De Joya Griffith & Company, LLC did not render any professional services for tax compliance, tax advice, or tax planning during 2006 or 2005. The fees associated for the preparation of the 2006 and 2005 corporate tax returns were approximately $1,300 and $1,250, respectively.

All Other Fees

The aggregate fees billed by De Joya Griffith & Company, LLC, for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2006 and 2005, respectively.

We do not have an Audit Committee.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of May, 2007.

                                           AmeriResource Technologies, Inc.

                                           /s/ Delmar Janovec
                                           -------------------------
                                           Delmar Janovec, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		   Title 			Date

/s/ Delmar Janovec         President, Chief Executive	May 9, 2007
------------------	   Officer and Director
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

3.2                                        Bylaws of the Company. (Incorporated
                        by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)


MATERIAL CONTRACTS


10.1                                       Lease  Agreement  & Lease  Guarantee
                        dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154.

10.2                                       Settlement  Agreement,  dated  March
                        27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2006, and incorporated herein by reference).

10.3                                       Acquisition   and   Asset   Purchase
                        Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).

10.4                                       Acquisition   and   Stock   Exchange
                        Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).

10.5 Acquisition and Stock Exchange Agreement between the Company and RoboServer Systems Corp. dated August 26, 2004 (filed as Exhibit 10(i) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.6 Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10(ii) to the Company's Current
                        Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).


10.7                                             Fourth Addendum Settlement and
                        Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as
                        Exhibit 10(iii) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.8                                       Share  Purchase  Agreement, dated as
                        of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

10.9                                       Promissory  Note,  dated as of April
                        12, 2005. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

14                      Code of Ethics adopted by the Company.

21                      Subsidiaries of Registrant

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                       Certification   of  Chief  Executive
                        Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. {section}1350

Subsequent Events

10.1                                       Amended Settlement  Agreement, dated
                        March 13, 2007 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec.