Form 10QSB
period 2007-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-05-21
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2007.

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

				Yes   [ ]  No [X]

      On May 21, 2007, there were 512,074,762 outstanding shares of the issuer's common stock, par value $0.0001.

      TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS                                  3
      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS  	       11
      ITEM 3.     CONTROLS AND PROCEDURES                              20

PART II   -   OTHER INFORMATION                                        23

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                     24

SIGNATURES                                                             26
INDEX TO EXHIBITS                                                      24
CERTIFICATIONS                                                         26




PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2007, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position, and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2006.


                              AMERIRESOURCE TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                    AS OF          AS OF
                                                                  MARCH 31,     DECEMBER 31,
                                                                     2007            2006
                                                                 (unaudited)      (audited)
								=============	=============
ASSETS

CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                       276,816          93,637
                INVENTORY                                              78,386         102,343
               ACCOUNTS RECEIVABLE
                PREPAID EXPENSES                                        5,000           5,000
      NOTES RECEIVABLE                                                  6,065           6,065
								-------------	-------------
                  TOTAL CURRENT ASSETS                                366,267         207,045



FIXED ASSETS:
      FIXED ASSETS AT COST                                            266,341         256,094
      ACCUMULATED DEPRECIATION                                       (76,813)         (63,736)
								-------------	-------------
                  NET FIXED ASSETS                                    189,528         192,358

OTHER ASSETS:
      Intangible assets - net of accumulated amortization             141,122         133,133
      Goodwill                                                        539,321         539,321
      Deposits                                                         25,090          25,090
								-------------	-------------
                  Total Other Assets                                  705,533         697,544


                  Total Assets                                      1,261,328       1,096,947
								=============	=============
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      ACCRUED EXPENSES   	                                      252,048         207,108
                Accounts Payable                                      164,388         208,242
                Note payable - related party                          313,229         350,157
      Notes payable -current portion                                  352,200       1,068,608
								-------------	-------------
                  TOTAL CURRENT LIABILITIES                         1,081,865       1,834,115

NON-CURRENT LIABILITIES:
      NOTES PAYABLE - LONG TERM					      396,000         396,000
      COMMITMENTS AND CONTINGENCIES                                   250,571         250,571
								-------------	-------------
                  TOTAL OTHER LIABILITIES                             646,571         646,571

                  TOTAL LIABILITIES                                 1,728,436       2,480,686
								-------------	-------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class A, issued and
   outstanding, 131,275 shares                                            131             131
  Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class B, issued and
   outstanding, 177,012 shares                                            177             177
  Preferred stock, $.001 par value; authorized,
   1,000,000 shares; Class C, issued and
   outstanding, 1,000,000 shares                                        1,000           1,000
  Preferred stock, $.001 par value; authorized,
   750,000 shares; Class D, issued and
   outstanding 250,000                                                    250             250
  Common Stock, $.0001 par value; authorized,
   3,000,000,000 shares; issued and outstanding,
   458,190,671 shares and 359,478,976, shares                          45,821          35,948
  Comprehensive loss on marketable securities                          (3,108)         (3,108)
  Additional paid in capital                                       20,579,938      20,169,224
  Retained earnings                                               (21,634,525)    (21,659,338)
  Minority interest                                                   543,208          71,977
								-------------	-------------
      Total stockholder' deficit                                     (467,108)     (1,383,739)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT			$   1,261,328	$   1,096,947
								=============	=============





                          AMERIRESOURCE TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				     UNAUDITED


                                                  	   FOR THE QUARTER ENDED
                                                                  MARCH 31,
							===========================
                                                            2007            2006
							===========	===========
Net Service Income                             		$   471,353	$   108,218
							-----------	-----------
            Revenues                                        471,353         108,218

Cost of Goods Sold                                          325,568          70,170
							-----------	-----------
            Gross Profit                                     38,048          38,048

Operating expenses
      General and administrative expenses                    81,831         146,116
      Salaries                                              194,316          25,000
      Legal & Professional                                   62,311         122,555
      Depreciation and amortization   		             18,582          13,459
      Consulting                                            461,873         547,095
							-----------	-----------
            Operating loss                                (780,865)       (816,177)

Other Income (Expense):
      Gain on extinguishments of debt                      232,067         232,067
      Interest income                                           71              10
      Interest expense                                    (16,598)         (4,718)
							-----------	-----------
            Total other income (expense)                   215,540         227,359

      Minority interest     		                   310,590         153,374
							-----------	-----------
Net Income (loss) before income tax                       (254,735)       (435,444)

Income Tax Provision (Note 7)					 -		 -

Net Income (loss)                                         (254,735)       (435,444)
							===========	===========

Earnings per share                                         (0.0006)        (0.0031)
							===========	===========

Weighted average common shares outstanding              390,936,029     128,583,641
							===========	===========





                                               AMERIRESOURCE TECHNOLOGIES, INC.
                                                       AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           UNAUDITED
                                                                                For the three months ended
                                                                                         March 31
										==========================
                                                                                   2007            2006
										==========	==========
Reconciliation of net loss provided by (used in)
      operating activities:
      Net income (loss)                                                 	$ (254,735)	$ (435,444)
      Non-cash items:
            Depreciation and amortization                                           18,582 	    13,459
                 Non-cash services through issuance of stock         		   437,171         514,218
                 Relief of debt income  		                          (232,067)       (232,067)
                 Minority interest                             			  (310,590)       (153,374)

Changes in assets affecting operations (increase) / decrease
            Accounts Receivable                                                        	 -            (270)
            Inventory                                                               23,957          (9,910)
            Prepaid expenses    		                                         -          (2,250)
            Notes Receivables                                                            -             221

Changes in liabilities affecting operations increase / (decrease)
            Accounts Payable                                                       (43,854)         19,536
            Accrued Payroll and related expenses                                         -          25,000
            Accrued expenses                                                        44,940          18,849
										----------	----------

Net cash provided by (used in) operating activities                               (316,596)       (249,668)


Cash flows from investing activities:
      Purchase of Fixed Assets, and intangibles                                    (10,247)        (23,520)
										----------	----------

Net cash provided by (used in) investing activities                                (10,247)        (23,520)


Cash flows from financing activities:
                Proceeds from Notes payable                                            	 -          43,434
      Cash payments on Notes payable                                              (264,978)  		 -
                Proceeds from issuance of stock                                    775,000         280,000
										----------	----------

Net cash provided by (used in) financing activities                                510,022         323,434


Increase (decrease) in cash                                             	$  183,179	$   50,246
										==========	==========

Cash-beginning period                                                         	$   93,637	$  109,357
										==========	==========

Cash-end of period                                                      	$  276,816	$  159,603
										==========	==========


                                       #

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                 (UNAUDITED)

NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

AmeriResource Technologies, Inc., formerly known as KLH Engineering Group, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms. On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc. The Company currently operates as a Holding Company for its operating subsidiaries, RoboServer Systems Corp., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corp., AuctionWagon Inc., BizAuctions, Inc., BizAuctions Corp., West Texas Real Estate & Resources, Inc., and VoIPCOM USA, Inc.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-QSB, and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, and March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, Auction Wagon Inc., BizAuctions, Inc., BizAuctions Corp., and VoIPCOM USA, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.





               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

EARNINGS (LOSS) PER COMMON SHARE

 Basic earnings (loss) per  common  share are calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period. Options, warrants, and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, increase sales and revenues, obtain additional financing through equity, and eventually, attaining a profitable level of operations.

It is management's opinion the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows through increased revenues, reduce expenses through consolidation, and purchase additional revenue producing assets through equity, and the sale or closure of unprofitable subsidiary operations.

NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2007, the Company issued a total of 98,728,106 shares of common stock as follows:

    -74,403,321 shares of common stock were issued for consulting services valued at $381,849.
    -24,324,785 shares of common stock were issued for legal and professional services valued at $38,738.




               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 4- STOCKHOLDERS' EQUITY (CONTINUED)

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share-holders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in the period ending March 31, 2007. Dividends are not payable until declared by the Company.

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

On December 19, 2005, the Company filed a "Certificate of Designation" with the Secretary of



               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

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

At May 21,  2007, the Company had 512,074,762 shares of common stock issued and
outstanding.   The  increase  in shares is due to stock issuance to consultants for services rendered.


NOTE 5-NOTE RECEIVABLE

      Notes receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.

Total Notes Receivable     	 $ 6,065
Less current portion     	($ 6,065)

Long-Term Notes Receivable 	 $     -

NOTE 6- NOTE PAYABLE

The Company had the following notes payable as of 3/31/07.



 Line of Credit, dated March 25, 2007, interest is
  Prime plus 3%, due and payable March 25, 2008.                    	$ 100,200

 American Factors Group Settlement Agreement dated
  March 27, 2006, revised in March 2007.  Amount
  payable at December 31, 2006 was $432,067. Revised
  to $220,000 in March 2007. Note bears interest at
  18% due on June 15, 2007.						$ 172,000

 Note dated April 12, 2005, interest is prime plus 3%
  originally due on November 12, 2005, extended
  through November 4, 2007, convertible into 20,000,000
  shares of VoIPCOM USA, Inc., common stock.				$  80,000

 Note dated May 12, 2006, interest is 10% due and Payable
  on May 12, 2008, convertible into Net2Auction Common
  stock at $0.01, per share.						$ 171,000

 Note dated May 8, 2006, interest is 12%, due and payable
  on May 8, 2008, convertible into RoboServer common
  stock at $0.01, per share.						$ 100,000

 NOTE DATED JUNE 28, 2006, INTEREST IS 10% DUE AND PAYABLE
  ON JUNE 28, 2008, CONVERTIBLE INTO BIZAUCTIONS COMMON
  STOCK AT $0.01, PER SHARE.						$ 125,000




Total notes payable                          $  748,200

                  Less current portion         (352,200)
					     ----------

                  Long-term portion          $  396,000



Maturities of notes payable at December 31, 2006, are as follows:


      Year Ended
      December 31,

	2007		$ 352,200
	2008		$ 396,000
	2009 		$	-
      Thereafter 	$	-




             AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                 (UNAUDITED)

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen's compensation, business property & casualty insurance, and general liability meeting the standard limits which are customary in the industry.

American Factors Group, LLC. Vs AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB). In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters. These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended. The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants.

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

             Whereas, as of March 26, 2006, the total debt owed to AFG by AMRE and Janovec equaled about $646,312.63 ("Debt"); and

             Whereas, the Parties entered into a Settlement Agreement on March 27, 2006 and reduced the amount due to $350,000; and

             Whereas, Janovec and AMRE made payments of $50,000 and $100,000 pursuant to the agreement, and AMRE restricted common stock were issued; and

                  Whereas,   the  remaining  payments  totaling   $200,000   as
      specified in the Agreement were not made timely; and

                  Whereas, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and


               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED

NOTE 7- COMMITMENTS AND CONTINGENCIES (CONTINUED)


            1.1 AFG, AMRE, and Janovec agree that the Debt at March 13, 2007, will be modified to $220,000, and paid in accordance with the following terms;

            (a.)AFG will  receive  a  cash  payment  of  $48,000  from AMRE and
               Janovec to be wired on or before March 20, 2007. Funds were wired on March 20, 2007.
            (b.) AFG will receive  the  final payment of $172,000 from AMRE and
               Janovec, by wire, on or before June 15, 2007.

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

 For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements, can be viewed under the Company's 8-K filing on March 31, 2006, and as an Exhibit 10.2 to the Company's Form 10KSB filed on May 10, 2007, and as an Exhibit 10.1 to the Company's Form 10KSB filed on April 15, 2005, on the Securities and Exchange Commission website at www.sec.gov.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last physical year-ended, December 31, 2006, that have not been reflected in the financial statements.

NOTE 8-MINORITY INTERESTS

During the period ended March 31, 2007, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc., therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interests losses attributed to RoboServer, Net2Auction, and BizAuctions are approximately
$102,425, $149,990, and $58,078, respectively. BizAuctions is owned by Net2Auction, therefore, the minority interest stated doe BizAuctions is at the Net2Auction level, and the Net2Auction shows the minority interest at the AMRE level.




               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 9-LEGAL

The Company is unaware of any pending legal proceedings against the Company, its directors or officers.

NOTE 10-RELATED PARTY TRANSACTION

The Company has accrued salary expense in the amount of $162,500, which is owed to Delmar Janovec, president of the Company, by the parent and its subsidiaries for services performed during 2006, and the first quarter of 2007.

NOTE 11-SUBSEQUENT EVENTS

      During the second quarter of 2007, the Board of Directors of the Company authorized and caused to be filed a new S-8 Registration Statement on Form S-8 whereby, increasing the Company's Stock Incentive Plan by an additional 500,000,000 shares of common stock of the Company. The Plan was filed on May 14, 2007.


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

GENERAL

AmeriResource Technologies, Inc. (the "Company") conducts operations as an holding company and operates primarily through its subsidiaries, West Texas Real Estate and Resources, Inc., RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), Net2Auction Corporation ("N2AC"), AuctionWagon Inc. ("AWI"), Auction Boulevard ("AB") BizAuctions, Inc. ("BZCN"), and BizAuctions Corp. ("BZAC"), and VoIPCOM USA, Inc. ("VCMU"). As of March 31, 2007, the Company owned 100% of West Texas Real Estate and Resources, Inc. common stock. As of March 31, 2007, the Company owned approximately 37% of Net2Auction common stock and upon conversion of the SuperVoting Preferred collectively gives AmeriResource 57% control, which owns 100% of Net2Auction Corporation and AuctionWagon Inc. Net2Auction is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of March 31, 2007, the Company owned approximately 40% of RoboServer's common stock and upon conversion of the SuperVoting Preferred would give the Company approximately 59% control, which owns 100% of Self-Serve Technologies, Inc. RoboServer is publicly traded on the Pink Sheets under the symbol "RBSY." As of March 31, 2007, the Company's subsidiary, Net2Auction owns approximately 74% of BizAuctions common stock and upon conversation of the Preferred would give the Company approximately 86% majority control. BizAuctions Inc.'s corporate name formerly was Kootenai Corp. which was changed in August of 2006. BizAuctions is publicly traded on the Pink Sheets under the symbol "BZCN." BizAuctions Corp. is a wholly-owned subsidiary of BizAuctions, Inc. As of March 31, 2007, the Company owned approximately 97% of VoIPCOM USA, Inc.' s common stock and upon conversion of the Preferred would give the Company approximately 99% majority control.

The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's asset base, revenues, and to achieve profitability on a consistent level.

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


      As of March 31, 2007, Net2Auction operates eight (8) drop-off locations through its partnerships with pack and ship centers in addition to the twenty-five (25) affiliate locations that were acquired in the acquisition of AuctionWagon Inc., on September 30, 2005. During the first quarter of 2007, Net2Auction developed numerous business commercial accounts with several retailers-wholesalers within the USA. Net2 liquidates the excess inventory and/or returned merchandise of such accounts on eBay. The Company has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman, and clothing for men, women, and children. Net2Auction is listed as an "eBay Trading Assistant," with a Power Seller rating and has accumulated in excess of 6,000 positive feedbacks and continues to receive a customer satisfactory rating on eBay exceeding 99%. This allows the Company to reach millions of potential buyers for our customers' unwanted goods or products. To learn more, please visit our website at www.net2auction.com.

AUCTIONWAGON INC.

      AuctionWagon was incorporated in September of 2003 and became the first eBay consignment store in the Los Angeles market. AuctionWagon is the first company to qualify as both an eBay certified developer and an eBay Trading Post. AuctionWagon is a frontrunner in both the retail and software segments of the industry, being featured in Entrepreneur, the New York Times, and the Wall Street Journal. AuctionWagon currently markets its consignment software to drop-off stores, and maintains a national affiliate network of drop-off locations.

      AuctionWagon's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AuctionWagon has added approximately 126 new customer accounts and during the first quarter of 2007, has added an additional 20 new customer accounts. AWI's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

AUCTION BOULEVARD

      On September 14, 2005, Net2Auction acquired the trade name of AuctionBoulevard, Inc. and certain assets from Netelectronics.com and Jake Ptasznik. AuctionBoulevard is an operator of online auction drop-off locations. Among the assets acquired by Net2Auction were all rights to the trade name of AuctionBoulevard, all intellectual property, and all eBay accounts opened by AuctionBoulevard. Additionally, the lease for AuctionBoulevard's principle place of business, located at 17412 Ventura Boulevard, Encino, California was assigned to Net2Auction.

      AuctionBoulevard is a Trading Assistant, as determined by e-Bay, with operations and drop-off store located at 17412 Ventura Boulevard, Encino, CA (northern Los Angeles area). Auction Boulevard has accumulated in excess of 2,000 positive feedbacks on eBay and has a 99% positive feedback. To learn more, please visit our website at www.auctionboulevard.com.


BIZAUCTIONS, INC., FORMERLY KOOTENAI CORP.

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

      During the 1st quarter of 2007, RoboServer developed its first pilot of the "Assisted Server" two-screen model that was shown at the Las Vegas Restaurant, Hospitality, and Night Club Expo in March, 2007. The pilot "Assisted Server" was well received and has resulted in numerous leads with various business owners in both the restaurant and night club segments. Due to the various leads and inquires for the "Assisted Server" the Company is currently in discussions with Team Research in Taiwan for mass production of the two-sided "Assisted Server." Business owners have expressed a need to migrate customers to self-service without losing contact with the customer during their ordering process. The "Assisted Server" can be used as self-service, assisted service or counter service since the unit has two screens, one facing the customer and a mirrored screen facing the cashier/counter helper. Businesses are very excited about the "Assisted Server," because it is a natural progression from traditional POS line ordering to self-service.

RoboServer has installed two (2) of its pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the "Assisted Server" for a pilot test in the Oceanside DQ in the 2nd quarter and full rollouts of the new 2-sided units will follow shortly thereafter. RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired in May, 2004. To learn more, please visit our website at www.roboservercorp.com.

      For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this statement and the Company's Form 10 KSB for year ended December 31, 2006, filed on May 10, 2007 with the Securities and Exchange Commission. The Form 10KSB can be viewed on the SEC website at www.sec.gov.



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
     Corp.
     100%
  ------------







RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and should further be read in conjunction with the financial statements included in this report.
Comparisons made between reporting periods herein are for the three-month period ended March 31, 2007 as compared to the same period in 2006.


REVENUES

      Revenues for the 1st Qtr. ended March 31, 2007 were $471,353 from $108,218 for the same period ended March 31, 2006. This represented an increase of $326,135 or 336% from 2006 to 2007.

Expenses

      Operating expenses for the 1st Qtr. ended March 31, 2007 and March 31, 2006, were $780,865, and $816,177, respectively. This is an decrease of $35,312 and is attributed to less expenses for legal and professional fees of $62,311 for 2007 and $122,555 in 2006.

        The Company's expenses for the first quarter ended March 31, 2007 as compared to the same period in 2006 are set forth below:

EXPENSES                           2007            2006
---------------------------	--------	--------
General and Administrative   	$ 81,831	$146,116
Consulting                   	 461,873	 547,095
Employee Salaries and Bonuses	 194,316	  25,000
Interest Expense             	  16,598 	   4,718
Legal and Professional     	  62,311	 122,555
Depreciation and amortization	  18,582 	  13,459
				--------	--------
      TOTAL EXPENSES        	 835,511 	 845,484

OPERATING LOSS

      The Company's net loss decreased to $780,865 in 2007 from $816,177 in 2006, The decrease in net loss is attributed to a decrease in G & A expense and legal and professional expenses.


NET LOSS

        The Company's net loss decreased to $254,735 in 2007 as compared to a net loss of $435,444 in 2006. The decrease in net loss is attributed to a one time gain on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the quarter ended March 31, 2007 increased to $(316,596) as compared to cash used by operations of $(249,668) for the same period in 2006. This increase is mainly attributable to the Company's payments on accounts payable during the first quarter of 2007.

The Company's cash flow from financing activities was $510,022 during the first quarter of 2007, as compared to $323,434 for the same period in 2006. This increase is due to the Company's receipt of cash from a subscription agreement during the first quarter of 2007.

The Company's cash flow used in investing activities was $(10,247) during the first quarter of 2007 as compared to $(23,520) for the same period in 2006. This change is due to the Company spending less on fixed assets during the first quarter of 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of March 31, 2007, we were not involved in any unconsolidated SPE transactions.






ACCOUNTING PRONOUNCEMENTS


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement 115" that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.


In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.


ITEM 3. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING




Our  management  is  responsible  for  establishing  and  maintaining  adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes policies and procedures that:

   .        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer's assets;

   .        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

   .        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2007 and December 31, 2006. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission in Internal Control-Integrated Framework ("COSO"). Our assessment identified deficiencies that were determined to be significant deficiencies in internal control.

A significant deficiency is  a  control  deficiency,  or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2007 and December 31, 2006.



INEFFECTIVE CONTROLS RELATED TO THE FINANCIAL CLOSING PROCESS

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.




REMEDIATION PLAN

We are including information with respect to our internal control over financial reporting for the period subsequent to the March 31, 2007 period and the December 31, 2006, period in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they are being addressed as part of our remediation plan.

Subsequent to March 31, 2007 and December 31, 2006 period, we have undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal year 2006 and continues to be a priority in fiscal 2007. We have begun implementing the actions described below with respect to the identified significant deficiencies and anticipate having these deficiencies corrected by the end of the 2nd Qtr. ended June 30, 2007; however, there can be no assurances as to when the implementation of these initiatives will be completed.

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



Dated: May 21, 2007



                         INDEX TO EXHIBITS

EXHIBIT                             DESCRIPTION

3.1 Articles of Incorporation of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.).

3.2 Bylaws of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10.1 Lease Agreement & Lease Guarantee dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154. (filed as
                        Exhibit 10 to the Company's Current Report on Form 10KSB filed on May 10, 2007, and incorporated herein by reference).

10.2 Amended Settlement Agreement, dated March 13, 2007 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as
                        Exhibit 10-Sebsequent Events to the Company's Current Report on Form 10KSB filed on May 10, 2007, and incorporated herein by reference).

10.3 Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as
                        Exhibit 10 to the Company's
                        Current Report on Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.4 Acquisition and Asset Purchase Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).

10.5 Acquisition and Stock Exchange Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).

10.6 Acquisition and Stock Exchange Agreement between the Company and RoboServer Systems Corp. dated August 26,
                        2004 (filed as Exhibit 10(i) to the Company's Current
                        Report on   Form 10-KSB filed on April 15, 2005, and
                        incorporated herein by reference).

10.7 Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10(ii) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

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