Form 10QSB/A
period 2006-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-18
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB / A

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

      On April 30, 2006, there were 164,997,577 outstanding shares of the issuer's common stock, par value $0.0001.

*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported items: reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140) in addition to the Company discovering that it had inadvertently included amounts from the three months ended March 31, 2004 instead of the amounts for the three months ended March 31, 2005 within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows within its Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2006.

Item No. 1, 2, 3 and Note No. 6

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to addition to the items described above, this Amendment No. 1 reflects changes and reclassifications in and of itself in order to provide a more accurate basis of the consolidated financial statements and related disclosures.

                        TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements 					  4

       A.  Unaudited Condensed Consolidated Balance Sheet at 		  4
	   March 31, 2006 (restated)

       B.  Unaudited Condensed Consolidated Statements of Operations 	  6
	   for the three months ended March 31, 2006 (restated) and March 31, 2005

       C.  Unaudited Condensed Consolidated Statements of Cash Flows 	  7
	   for the three months ended March 31, 2006 (restated) and March 31, 2005

       D.  Notes to Unaudited Condensed Consolidated Financial 		  8
	   Statements

  ITEM 2.  Management's Discussion & Analysis of Financial Condition
	   and Results of Operations					 11

  ITEM 3.  Controls and Procedures                                	 14

PART II  - OTHER INFORMATION                                             16

  ITEM 6.  Exhibits and Reports on Form 8-K                       	 17

SIGNATURES                                                               17
INDEX TO EXHIBITS                                                  	 18
CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Condensed, Consolidated, unaudited, interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2006, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached here to beginning on Page 4 and are incorporated herein by this reference.

      The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.








                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)




                                                           March 31,
                                                             2006
                                                         (As restated,
							   see Note 4)
							   --------
					ASSETS
Current Assets:
     Cash and cash equivalents                             $159,603
     Inventory                                               13,032
     Accounts Receivable                                        270
     Prepaid Expenses                                         2,250
     Notes Receivable                                         6,065
							   --------
     Total Current Assets                                   181,220


Fixed Assets:
   Fixed Assets, at Cost                                    175,318
   Accumulated Depreciation                                 (29,933)
							   --------
     Net Fixed Assets                                       145,385

Other Assets:
   Intangible assets - net of accumulated amortization      366,943
   Deposits                                                   8,880
							   --------
     Total Other Assets                                     375,823
							   --------
     Total Assets                                           702,428
							   ========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              March 31,
                                                                2006
                                                           (As restated,
							     see Note 4)
							   -------------

		LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accrued Expenses                                        $      69,745
   Accounts Payable                                               87,866
   Note payable - related party                                   59,197
   Notes payable - current portion                               797,067
							   -------------
      Total Current Liabilities                                1,013,875

Non-Current Liabilities:
   Commitments and Contingencies                                 105,000
							   -------------
      Total Other Liabilities                                    105,000

        Total Liabilities                                      1,118,875
							   -------------
Stockholders' Deficit
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class A, issued and
   outstanding, 131,275 shares					     131

   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class B, issued and
   outstanding, 177,012 shares					     177

   Preferred stock, $.001 par value; authorized,
   1,000,000 shares;Class C, issued and
   outstanding, 1,000,000 shares				   1,000

   Preferred stock, $.001 par value; authorized,
   750,000 shares; Class D, 250,000 issued and
   outstanding							     250

   Common Stock, $.0001 par value; authorized,
   3,000,000,000 shares; 153,474,626 shares
   issued and outstanding,					  15,347

   Comprehensive loss on marketable securities                    (3,108)
   Additional paid in capital                                 18,693,595
   Retained earnings                                         (20,634,221)
    Minority interest                                          1,510,382
							   -------------
      Total stockholders' deficit                               (416,447)
							   -------------
Total Liabilities and Stockholders' deficit                      702,428
							   =============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                               Three Months Ended
                                                                    March 31,
							     ------------------------
                                                               2006           2005
							     --------	  -----------
                                                            (As restated,
							     see Note 4)

Revenues:
  Net Service 	                                              108,218     $       ---
  Consulting 	                                                  ---           2,785
 							     --------	  -----------
  Gross Revenues                                              108,218           2,785
  Cost of Goods Sold                                           70,170           2,298
							     --------	  -----------
Net Revenues                                                   38,048             487

Operating expenses:
  General and administrative expenses                         146,116         114,981
  Salaries                                                     25,000          25,000
  Research and Development                                                     36,958
  Legal & Professional                                        122,555          68,238
  Depreciation and amortization                                13,459		  ---
  Consulting                                                  547,095         163,201
							     --------	  -----------
							      854,255         408,378
							     --------	  -----------
Operating loss                                               (816,177)       (407,891)

Other income (expense):
  Loss on write-down of investment                                ---         (16,500)
  Interest income                                                  10 		  ---
  Loan extension expense					  ---	       (8,000)
  Interest expense 			                       (4,718)        (15,768)
							     --------	  -----------

  Minority interest                                           153,374          68,728

Net Income (loss) before income tax                          (667,511)       (379,431)

  Income Tax Provision 	                                          ---             ---
							     --------	  -----------
	 Net loss                                            (667,511)       (379,431)
			   				  ===========	   ==========

Basic and diluted loss per share:                              (0.01)           (0.01)
							  ===========	   ==========

Weighted average common shares outstanding:
  Basic and diluted					   128,583,641      35,722,790



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                             AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)


                                                           Three Months Ended
                                                                 March 31,
 							------------------------
                                                         2006              2005
							---------	 ---------
						      (As restated,
						       see Note 4)

Reconciliation of net loss used in
operating activities:
Net loss	                                       $(667,511)        $(379,431)
Non-cash items:
 Depreciation                                             13,459             2,499
 Non-cash services through issuance of stock         	 514,218           200,390
 Write-down of investment                                    ---            16,500
 Minority interest                                 	(153,374)              ---

Changes in assets affecting operations
   (increase) / decrease
  Accounts Receivable                                       (270)           (2,211)
  Inventory                                               (9,910)              ---
  Prepaid expenses                                        (2,250)             (317)
  Notes Receivables                                          221            10,870
  Deposits              		                     ---           (17,775)
Changes in liabilities affecting operations
   increase / (decrease)
  Accounts Payable                                        19,536            29,828
  Accrued Payroll and related expenses                    25,000            25,000
  Accrued expenses                                        18,849            16,304
  Other current liabilities                                  ---            (4,618)
						       ---------	 ---------

Net cash used in operating activities    		(242,032)         (102,961)

Cash flows from investing activities:
  Purchase of Fixed Assets and intangibles               (23,520)          (35,530)
						       ---------	 ---------
Net cash used in investing activities      		 (23,520)          (35,530)
						       ---------	 ---------
Cash flows from financing activities:
  Net increase in Notes payable                           35,798           255,000
  Proceeds from issuance of stock                        280,000               ---
						       ---------	 ---------
Net cash provided by financing activities		 315,798           255,000
						       ---------	 ---------
Cash and Cash equivalents:
  Increase in cash for period                             50,246           116,509
  Cash, beginning of period                              109,357             8,029
						       ---------	 ---------
  Cash, end of period                                  $ 159,603	 $ 124,538
						      ===========	 ==========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no efect on the previously reported net loss.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, and Auction Wagon Inc., and VoIPCOM USA, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

NOTE 4 - CORRECTION OF ERRORS

The Company has restated its previously issued March 31, 2006 consolidated financial statements for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar
Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140). The accompanying consolidated financial statements for the three month period ended March 31, 2006 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The following is a summary of the restatements for March 31, 2006:

Increase (decrease) of previously reported notes payable:

 - increase of notes payable related to AFG outstanding debt         232,067
								   ---------
    Total increase in previously reported liabilities                232,067
								   ---------
Increase of previously reported stockholder's (deficit):
  - total increase in net loss due to correction of errors          (232,067)
								   ---------
    Total increase in previously reported stockholders' deficit     (232,067)
 								   ---------
Effects of above referenced adjustments on net loss:

Decrease of previously reported other income (expense):             (232,067)
								   ---------
    Total increase in net loss                                     $ 232,067
								   ---------

The effect on the Company's previously issued March 31, 2006 financial statements are summarized as follows:

        Condensed Consolidated Balance Sheet as of March 31, 2006


                          	 As previously   Net  	      As
                          	   reported     change     restated
				 ------------ ---------	 ------------
Assets
Current assets
 Cash and cash equivalents       $    159,603 $       -  $    159,603
 Inventory                             13,032         -        13,032
 Accounts receivable                      270         -           270
 Prepaid expenses                       2,250         -         2,250
 Notes receivable                       6,065         -         6,065
				 ------------ ---------	 ------------
 Total current assets                 181,220         -       181,220
				 ------------ ---------	 ------------
 Fixed assets, net                    145,385         -       145,385
				 ------------ ---------	 ------------
Other assets
 Intangible assets, net               366,943         -       366,943
 Deposits                               8,880         -         8,880
				 ------------ ---------	 ------------
 Total other assets                   375,823         -       375,823
				 ------------ ---------	 ------------
 Total Assets                    $    702,428 $       -  $    702,428
				 ============ =========	 ============
Current liabilities

   Accrued expenses                    69,745         -        69,745
 Accounts Payable                      87,866         -        87,866
 Notes payable - related party         59,197         -        59,197
 Notes payable                        565,000   232,067       797,067
				 ------------ ---------	 ------------
 Total current liabilities            781,808   232,067     1,013,875
 				 ------------ ---------	 ------------
Non-Current liabilities
   Commitments and Contingencies      105,000         -       105,000
				 ------------ ---------	 ------------
 Total liabilities                    886,808   232,067     1,118,875

Stockholders' deficit
 Preferred stock - Class A                131         -           131
 Preferred stock - Class B                177         -           177
 Preferred stock - Class C              1,000         -         1,000
 Preferred stock - Class D                250         -           250
   Common stock                        15,347         -        15,347
   Comprehensive loss on
 marketable securities                 (3,108)        -        (3,108)
 Additional paid-in capital        18,693,595         -    18,693,595
 Retained earnings                (20,402,154) (232,067)  (20,634,221)
   Minority Interest                1,510,382         -     1,510,382
				 ------------ ---------	 ------------
 Total stockholders' equity          (184,380) (232,067)     (416,447)
 				 ------------ ---------	 ------------
  Total Liabilities &
   Stockholders' Deficit   	 $    702,428 $       -  $    702,428
				 ============ =========  ============

 	Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2006

                                  	As previously     Net      	 As
                                   	  reported       change       restated
					 ----------    ----------    ----------
Gross revenues                      	 $  108,218    $ 	-    $  108,218
Cost of Goods Sold                           70,170             -        70,170
					 ----------    ----------    ----------
Net revenues                                 38,048             -        38,048

Operating Expenses
General and administrative expenses         146,116             -       146,116
Salaries                                     25,000             -        25,000
Legal & professional                        122,555             -       122,555
Depreciation and amortization                13,459             -        13,459
Consulting                                  547,095             -       547,095
					 ----------    ----------    ----------
Net operating Loss                         (816,177)            -      (816,117)

Other income (expense):
Gain on extinguishment of debt              232,067      (232,067)            -
Loss on write-down of investment                  -             -             -
Interest income                                  10             -            10
Loan extension expense                            -             -             -
Interest expense                             (4,718)            -        (4,718)
					 ----------    ----------    ----------
  Total other income (expense)              227,359      (232,067)       (4,708)
					 ----------    ----------    ----------
Minority interest			    153,374		-	153,374

Net Loss	                         $ (435,444)   $ (232,067)   $ (667,511)
					 ==========    ==========     ==========

Loss per Common Share:

Basic and Diluted         		 $    (0.00)        	-    $    (0.01)
					============ 	=========    ============

Weighted Average Common Shares Outstanding:

Basic and Diluted                        128,583,641     	      128,583,641
					============ 	=========    ============





NOTE 5 - STOCKHOLDERS' DEFICIT

COMMON STOCK

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During the first quarter of 2006, the Company issued a total of 49,781,970 shares of common stock as follows:

1,244,620 shares of restricted common stock were issued in partial settlement of a note payable valued at $10,940.

43,688,640 shares of common stock were issued for consulting services valued at $516,130

4,848,710 shares of common stock were issued for legal and professional services valued at $62,048.


PREFERRED STOCK

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B.

Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share- holders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in the quarter ended March 31, 2006. Dividends are not payable until declared by the Company.


NOTE 5 - STOCKHOLDERS' DEFICIT-(CONTINUED)

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


 NOTE 6- NOTE PAYABLE

      The Company had the following notes payable as of March 31, 2006.


Note dated April 12, 2005, interest is  prime plus 3%
originally due on November 12, 2005, extended through
November 4, 2006, convertible into 20,000,000 million
shares of VoIPCOM USA, Inc. common stock.			$  80,000

Note dated February 2005, interest is prime  plus  3%
due on demand.  Convertible  into  RoboServer  common
stock based upon 50% of the bid on a five day trading
average.							$  35,000

Note dated 2002, non interest bearing with no due date.		$  50,000

Note dated August 31, 1998, and  amended effective in
the  fourth  quarter  of 2004,  payable  to  American
Factors, in the original amount of $430,000,  secured
by 300,000 shares of the Company's common stock.  The
note bears interest at 15%.					$ 582,067
								---------
Note  dated  January  2006, interest  is 1% per month
with a 3% origination charge.					$  50,000
								---------
Total notes payable						$ 797,067
								---------
Less current portion						$(797,067)
								---------
Long-term portion						$	-
								=========

        Maturities of notes payable at March 31, 2006, are as follows:

        2006		$ 797,067
        2007		$     -0-
        Thereafter	 	-
            		---------
     			$ 797,067

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


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


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


The Company's subsidiary, Net2Auction, Inc., borrowed $50,000 from an investor in 2002. The loan is none interest bearing and has no specified due date. The Company anticipates paying-off the loan amount by the issuance of restricted common stock to the investor. This has been recorded as a contingent liability by the Company.


The Company has recorded $105,000 in various vendor debts that were created by some of its former subsidiaries that were either closed or sold-off during the years of 1996, 1997, and 1998. This liability has been recorded as a contingent liability by the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS


At March 31, 2006, the Company had notes payable to officers, a former officer, and other stockholders. Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

Delmar Janovec, an officer and president of the company, loaned $59,197 to the Company which was outstanding at March 31, 2006 and is recorded as a Note Payable - related party. He is also owed an additional $150,000 for accrued salary for his services for the subsidiaries ($50,000 per subsidiary) also recorded as a note payable. The note is payable on demand, and is non-interest bearing. In addition, he is owed an additional $100,000 per annum for his salary pertaining to the parent company. At March 31, 2006, the outstanding amount of $25,000 is included in accrued expenses.


ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

      This quarterly report  contains  forward-looking  statements.
For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to  future  events  or  to  the  Company's  future  financiail performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

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

RESTATEMENT

      The unaudited condensed consolidated statement of operations for the three month period ending March 31, 2006 has been restated. The restatement related to the reversal of the original recording of the gain on extinguishment of debt, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements. The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement.

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


      Currently, NAUC operates forty-seven (47) drop-off locations, in addition to the twenty-three (23) affiliate locations that were acquired in our acquisition of AuctionWagon, Inc. ("AWI") on September 30, 2005. NAUC has developed numerous commercial accounts whereby NAUC liquidates the excess inventory of such accounts on eBay. NAUC has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, and shoes for both men and woman. NAUC continues to receive a customer satisfaction rating on eBay exceeding 99%. NAUC is listed as an "eBay Trading Assistant," which allows NAUC to reach millions of potential buyers for our customers' unwanted goods or products. To learn more about the NAUC, please visit the website at www.net2auction.com.


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

ROBOSERVER

      RBSY is a leading provider of self-service technologies to restaurant industries. RBSY's self-serve systems are designed to work like ATM machines, allowing customers too quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

      RBSY kiosks can be installed in any restaurant in the United States. RBSY also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with these custom software solutions, RBSY has partnered with a leading kiosk software development company, St. Clair Interactive Systems. St. Clair provides our customers with leading edge technology and online monitoring systems. RBSY has also partnered with Renasiance Systems, a leading technology company. Our partnership with Renasiance allows RBSY to undertake any and all customer projects regardless of the size and scope.

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

      Net Service Revenue for the first quarter ended March 31, 2006 increased to $108,218 from $-0- for the same period in 2005. Cost of Goods sold increased $67,872 to $70,170 for the three months ended March 31, 2006 as compared to $2,298 for the three months ended March 31, 2005. The operating loss increased to $816,177 for the quarter ended March 31, 2006, as compared to an operating loss of $407,891 for the same period in 2005.

      The Company's net loss for the quarter ended March 31, 2006 increased significantly to a net loss of $667,511, as compared to a net loss of $379,431 for the same period in 2005. This increase is due to an increase in administration expenses, research and development expenses, and in legal expenses. The Company's expenses for the first quarter ended March 31, 2006 as compared to the same period in 2005 are set forth below:

			     Three Months Ended
				  March 31,
EXPENSES                      2006        2005
--------		    --------	--------
General and Administrative  $146,116	$114,981
Consulting                  $547,095	$163,201
Employee Salaries           $ 25,000	$ 25,000
Interest Expense            $  4,718 	$ 23,768
Legal and Professional      $122,555 	$ 68,238
R & D                              0 	$ 36,958
			    --------	--------
      TOTAL EXPENSES         845,484	$432,146
			    ========	========


      The increase in these expenses for the first quarte of 2006 as related to the same period for 2005 is due mostly to the increased operations of the Company's subsidiaries. Net service income increased significantly for the quarter ended March 31, 2006. The operating loss increased primarily due to the increased business activities of its subsidiaries, Net2Auction, AuctionWagon, Inc. and RoboServer Systems Corp.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash used in operating activities for the quarter ended March 31, 2006 increased to $242,032 as compared to cash provided by operations of $102,961 for the same period in 2005. This increase is mainly attributable to an increase in non-cash services through the issuance of stock to $514,218 for the first quarter of 2006 as compared to $200,390 for the first quarter of 2005, and a decrease in notes receivable from $10,870 for the three months ended March 31, 2005 to $221 for the three months ended March 31, 2006.

      The Company's cash flow used in investing activities was $23,520 during the first quarter of 2006, as compared to $35,530 for the same period in 2005. The decrease is due to a decrease in the purchase of fixed assets and intangibles of $23,520.

      The Company's cash flow provided by financing activities was $315,798 during the first quarter of 2006, as compared to $255,000 for the same period in 2005. This increase is due to an increase in the proceeds from the issuance of stock of $280,000 offset by a decrease in notes payable of $35,798.

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


ITEM 3 A.   CONTROLS AND PROCEDURES

Restatement

As discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended March 31, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, the Company has amended its Quarterly Report on Form 10-QSB for the quarter ended March 31,2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures as of and for the period ending March 31, 2006. The determination to restate these consolidated financial statements was made as a result of the Company's identification of certain matters related to the reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President). Specifically, all cash considerations for the discharge of debt were not satisfied in order to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and
Servicing  of  Financial  Assets  and Extinguishments   of  Liabilities  ("SFAS
140) in addition to the Company discovering that it had inadvertently included amounts from the three months ended March 31, 2004 instead of the amounts for the three months ended March 31, 2005 within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows within its Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2006.

Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2006. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). In the Original Filing for this period, filed with the Commission on May 22, 2006, the Company's Chief Executive Officer/Principle Financial Officer previously concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this re-evaluation and solely as a result of the material weakness described below under Internal Control Over Financial Reporting (Restated), the Company's Chief Executive Officer/ Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2006.

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB/A for the fiscal quarter ended March 31, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financialstatements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in controls can occur because of simple errors or mistakes that are not detected on a timely basis.

Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In the Original Filing for this period, management previously concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended March 31, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, management has subsequently determined that the material weakness described below existed as of March 31, 2006.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, Management's assessment of Internal Control Over Financial Reporting for the period ending March 31, 2006 has been restated.

The specific material weakness identified by management as of March 31, 2006 is described as follows:

Ineffective Controls Related to the Financial Closing Process

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements as of March 31, 2006. Additionally, the Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process.

Management is in process of developing a remediation plan to address the material weakness identified above. We plan on developing our remediation steps through a thorough review of the process and activities surrounding the material weakness and include changes to this process to further develop methods to prevent or detect similar future occurrences.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended March 31, 2006

For the period ending March 31, 2006, management identified the changes discussed above under Internal Control Over Financial Reporting (Restated) as of the filing of this report. There were no other changes to our internal control over financial reporting during the three month period ended March 31, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-QSB/A, which is incorporated herein by reference.



                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
------------------
Delmar Janovec, Chief Executive Officer/Chief Principle Officer

Dated: September 18, 2007

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