Form 10QSB/A
period 2006-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-18
CIK 876490

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

      On August 1, 2006, there were 243,252,776 outstanding shares of the issuer's common stock, par value $0.0001.

      Transitional Small Business Disclosure Format:    Yes[ ] No [X]

*EXPLANATORY NOTE-The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishments of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments   of  Liabilities  ("SFAS  140)  as of and for the six month period ended June 30, 2006.


Item No. 1, 2, 3, and Note No. 6

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to addition to the items disclosed above, this Amendment No. 1 reflects changes and reclassifications in and of itself in order to provide a more accurate basis of the consolidated financial statements and related disclosures.
                               TABLE OF CONTENTS



PART I   - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements						  3

       A.  Unaudited Condensed Consolidated Balance Sheet at 		  4
	   June 30, 2006 (restated)

       B.  Unaudited Condensed Consolidated Statements of Operations 	  5
	   for the three and six months ended June 30, 2006 (restated) and June 30, 3005

       C.  Unaudited Condensed Consolidated Statements of Cash Flows 	  6
	   for the three and six months ended June 30, 2006
	   and June 30, 3005

       D.  Notes to Unaudited Condensed Consolidated Financial 		  7
	   Statements

  ITEM 2.  Management's Discussion & Analysis of Financial Condition
	   and Results of Operations					 15

  ITEM 3.  Controls and Procedures                                	 19

PART II  - OTHER INFORMATION                                             21

  ITEM 6.  Exhibits and Reports on Form 8-K                       	 21

SIGNATURES                                                               21
INDEX TO EXHIBITS                                                  	 22
CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Condensed, Consolidated, unaudited, interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2006, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page 3 and are incorporated herein by this reference.

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



                  AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED  BALANCE SHEET
                                     (UNAUDITED)


                                                           June 30,
                                                             2006
                                                         (As restated,
							  see Note 4)
							   --------

				ASSETS

Current Assets:
     Cash and cash equivalents                       	   $ 97,195
     Inventory                                               51,244
     Accounts Receivable                                      1,129
     Prepaid Expenses                                             -
     Notes Receivable                                         6,065
							   --------
     Total Current Assets                                   155,633
							   ========


Fixed Assets:
   Fixed Assets, at Cost                                    199,850
   Accumulated Depreciation                                 (39,901)
							   --------
     Net Fixed Assets                                       159,949
							   --------
Other Assets:
   Intangible assets - net of accumulated amortization      666,544
   Deposits                                                   8,880
							   --------
     Total Other Assets                                     675,424

     Total Assets                                           991,006
							   ========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                             June 30,
                                                               2006
                                                           (As restated,
							    see Note 4)
							   -------------

 		LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Expenses                                        $   101,239
     Accounts Payable                                            180,572
     Note payable - related party                                179,013
     Notes payable - current portion                             798,267
							   -------------
        Total current liabilities                              1,259,091
							   -------------
Non-Current Liabilities:
     Commitments and Contingencies                               200,571
     Notes payable, less current	  			 175,000
							   -------------
        Total Other Liabilities                                  375,571
							   -------------
          Total Liabilities                                    1,634,662
							   -------------
Stockholders' Deficit
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class A, issued and
   outstanding, 131,275 shares
                                                                     131
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class B, issued and
   outstanding, 177,012 shares
                                                                     177
   Preferred stock, $.001 par value; authorized,
   1,000,000 shares;Class C, issued and
   outstanding, 1,000,000 shares
                                                                   1,000
   Preferred stock, $.001 par value; authorized,
   750,000 shares; Class D, 250,000 issued and
   outstanding                                                       250

   Common Stock, $.0001 par value; authorized,
   3,000,000,000 shares; 153,474,626 shares
   issued and outstanding					  22,938

   Comprehensive loss on marketable securities                    (3,108)
   Additional paid in capital                                 19,170,297
   Retained earnings                                         (20,514,476)
   Minority interest                                             679,135
							   -------------
         Total stockholders' deficit                            (643,656)
							   -------------
Total Liabilities and Stockholders' deficit                      991,006
							   =============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.





                             AMERIRESOURCE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                               Three Months Ended       	Six Months Ended
                                                    June 30,                        June 30,
					    ------------------------	     ------------------------
                                               2006          2005              2006          2005
					 ------------- ---------------	    -----------	  -------------
									   (As restated,
							     		    see Note 4)
Revenues:

  Net Service 	                         $     204,968 $           300      $   313,186   $       3,085
  Consulting 	                                 1,912          12,549            1,912          12,549
					 ------------- ---------------	    -----------	  -------------
  Gross Revenues                         $     206,880          12,849      $   315,098          15,634
  Cost of Goods Sold                           149,048          62,554          219,218          64,852
					 ------------- ---------------	    -----------	  -------------
Net Revenues                                    57,832         (49,705)          95,880         (49,218)

Operating expenses:
  General and administrative expenses          135,651         104,478          281,767         194,459
  Salaries                                      25,000          35,000           50,000          60,000
  Legal & Professional                         108,720          85,425          231,275         153,663
  Consulting                                   555,841         388,102        1,102,936         576,303
  Depreciation                                  14,807                           28,266
  Research and development                           -          50,468                -          87,426
					 -------------- --------------	    -----------	  -------------
					       840,019	       663,473	      1,694,244	      1,071,851
					 ------------- ---------------	    -----------	  -------------
Operating loss		                      (782,187)       (713,178)      (1,598,364)     (1,121,069)

Other income (expense):
  Interest expense - net                       (11,707)        (27,740)         (16,420)        (43,508)
  Loan extension expense                             -               -                -          (8,000)
  Gain on extinguishment of debt		     -		     -		      -		      -
  Loss on marketable 				     -		     -		      -		      -
  Securities/Investments            		     -               -                -         (16,500)
					 ------------- ---------------	    -----------	  -------------

  Minority interest                            227,149         131,339          380,523         200,067

Net Income (loss) before income tax           (566,745)       (609,579)      (1,234,261)       (989,010)

Income Tax Provision 		                     -               -                -               -
					 ------------- ---------------	    -----------	  -------------
	Net loss	                      (566,745)       (609,579)      (1,234,261)       (989,010)
					 =============  ==============	    ===========	  =============

Basic and diluted loss per share                (0.00)           (0.01)           (0.01)          (0.02)
					 =============  ==============	    ===========	  =============

Weighted average common shares
outstanding

Basic and diluted			   191,429,081      52,122,168      160,006,361      48,071,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                        Six Months Ended
                                                                             June 30,
								    ------------------------
                                                                     2006              2005
								(As restated,
						       		  see Note 4)
								  ----------	   ----------
Reconciliation of net loss used in
operating activities:
Net loss	                                                  (1,234,261)      $ (989,010)
Non-cash items:
  Depreciation                                                        28,266            7,459
  Non-cash services through issuance of stock  			   1,006,782          585,582
  Write-down of investment                                             	   -	       16,500
  Relief of debt income							   -		    -
  Minority interest                            			    (380,523)		    -

Changes in assets affecting operations
  (increase) / decrease
  Accounts Receivable                                                 (1,129)          (2,211)
  Inventory                                                          (48,122)               0
  Prepaid expenses                                                     		       (6,553)
  Deposits                                                            		       (6,111)
  Notes Receivables                                                      221           10,870
Changes in liabilities affecting operations
  increase / (decrease)
  Accounts Payable                                                   112,242           22,611
  Accrued Payroll and related expenses                                25,000           60,000
  Accrued expenses                                                    50,343           41,515
  Note payable  - related party               			     125,696          (14,136)
								  ----------	   ----------
Net cash used in operating activities 			            (315,485)        (273,484)
								  ----------	   ----------
Cash flows from investing activities:
  Purchase of Fixed Assets                                           (58,975)         (58,358)
  Purchase Intangible Assets                                        (149,248)         (49,156)
  Purchase subsidiary                                      	    (168,254)         (80,000)
								  ----------	   ----------
Net cash used in investing activities 		                    (376,477)        (187,514)
								  ----------	   ----------
Cash flows from financing activities:
  Net increase in Notes payable                                      329,800          256,000
  Proceeds from issuance of stock                              	     350,000          481,033
								  ----------	   ----------
Net cash provided by financing activities 		             679,800          737,033
								  ----------	   ----------
  Cash and Cash equivalents:
  Increase (decrease) in cash                                        (12,162)      $  276,035
  Cash-beginning period                                              109,357            8,029
								  ----------	   ----------
  Cash-end of period                                                  97,195       $  284,064
								  ==========	   ==========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. Fo r further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassification had no effect on the previously reported net loss.

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

NOTE 4 - CORRECTION OF ERRORS

The Company has restated its previously issued June 30, 2006 consolidated financial statements for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishments of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar
Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140). The accompanying consolidated financial statements as of and for the six month period ended June 30, 2006 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction". The following is a summary of the restatements for June 30, 2006:

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
								   ---------


The effect on the Company's previously issued June 30, 2006 financial statements are summarized as follows:

Condensed Consolidated Balance Sheet as of June 30, 2006.


                          	As previously     Net         As
                          	   reported     change     Restated
				 ------------ ---------	 ------------
Assets
Current assets
 Cash and cash equivalents       $     97,195 $       -  $     97,195
 Inventory                             51,244         -        51,244
 Accounts receivable                    1,129         -         1,129
 Prepaid expenses                           -         -             -
 Notes receivable                       6,065         -         6,065
				 ------------ ---------	 ------------
 Total current assets                 155,633         -       155,633
				 ------------ ---------	 ------------
 Fixed assets, net                    159,949         -       159,949
				 ------------ ---------	 ------------
Other assets
 Intangible assets, net               666,544         -       666,544
 Deposits                               8,880         -         8,880
				 ------------ ---------	 ------------
 Total other assets                   675,424         -       675,424
				 ------------ ---------	 ------------
 Total Assets                    $    991,006 $       -  $    991,006
				 ============ =========	 ============
Current liabilities

 Accrued expenses                     101,239         -       101,239
 Accounts Payable                     180,572         -       180,572
 Notes payable - related party        179,013         -       179,013
 Notes payable                        566,200   232,067       798,267
				 ------------ ---------	 ------------
 Total current liabilities          1,027,024   232,067     1,259,091
 				 ------------ ---------	 ------------
Non-Current liabilities
   Commitments and Contingencies      200,571         -       200,571
 Notes payable, less current	      175,000	      -	      175,000
 				 ------------ ---------	 ------------
 Total liabilities                  1,402,595   232,067     1,634,662

Stockholders' deficit
 Preferred stock - Class A                131         -           131
 Preferred stock - Class B                177         -           177
 Preferred stock - Class C              1,000         -         1,000
 Preferred stock - Class D                250         -           250
   Common stock                        22,938         -        22,938
   Comprehensive loss on
 marketable securities                 (3,108)        -        (3,108)
 Additional paid-in capital        19,170,297         -    19,170,297
 Retained earnings                (20,282,409) (232,067)  (20,514,476)
   Minority Interest                  679,135         -       679,135
				 ------------ ---------	 ------------
 Total stockholders' equity          (411,589) (232,067)     (643,656)
 				 ------------ ---------	 ------------
  Total Liabilities &
   Stockholders' Deficit  	 $    991,006 $       -  $    991,006
				 ============ =========  ============

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2006

                                  	As previously      Net		 As
                                   	  reported       change       restated
					 ----------    ----------    ----------
Gross revenues		                 $  315,098    $ 	-    $  315,098
Cost of Goods Sold                          219,218             -       219,218
					 ----------    ----------    ----------
Net revenues                                 95,880             -        95,880

Operating Expenses
General and administrative expenses         281,767             -       281,767
Salaries                                     50,000             -        50,000
Legal & professional                        231,275             -       231,275
Consulting		                  1,102,936             -     1,102,936
Depreciation and amortization                28,266             -        28,266
					 ----------    ----------    ----------
Net operating Loss                       (1,598,364)            -    (1,598,364)

Other Income (Expense):
Interest expense, net                       (16,420)            -       (16,420)
Loan extension expense                       	  -             -             -
Gain on extinguishments of debt             232,067      (232,067)            -
Loss on marketable securities/
investments                       	          -             -             -
					 ----------    ----------    ----------
  Total other income (expense)              215,647      (232,067)      (16,420)
					 ----------    ----------    ----------

Minority interest			    380,523		-	380,523

Net Loss	                        $(1,102,194)   $ (232,067)   $(1,234,261)

					 ===========    ==========    ===========
Loss per Common Share:

Basic and Diluted         		 $    (0.01)        	-    $    (0.01)
					============ 	=========    ============

Weighted Average Common Shares Outstanding:

Basic and Diluted                        160,006,361     	      160,006,361
					============ 	=========    ============



NOTE 5 - STOCKHOLDERS' DEFICIT

COMMON STOCK

In December of 2004, the Company approved a 40 for 1 reverse stock split. The shares are shown after the reverse stock split. During the second quarter of 2006, the Company issued a total of 75,908,909 shares of common stock as follows:

68,984,459 shares of common stock were issued for consulting services valued at $596,376.

6,924,310 shares of common stock were issued for legal and professional services valued at $41,362.

PREFERRED STOCK

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share- holders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in the quarter ended June 30, 2006. Dividends are not payable until declared by the Company.

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

NOTE 6- NOTE PAYABLE

      The Company had the following notes payable as of June 30, 2006.

Note dated April 12, 2005, interest is  prime plus 3%
originally due on November 12, 2005, extended through
November 4, 2006, convertible into 20,000,000 million
shares of VoIPCOM USA, Inc. common stock.			$   80,000

Note dated February 2005, interest is prime  plus  3%
due on demand.  Convertible  into  RoboServer  common
stock based upon 50% of the bid on a five day trading
average.							$   35,000

Note dated 2002, non interest bearing with no due date.		$   50,000

Note dated August 31, 1998, and  amended in the fourth
quarter  of 2004, and first quarter of 2005, and first
quarter of 2006.  Payable to America Factors, in the
original amount of $430,000, secured by 300,000 shares
of the Company's common stock. The note bears interest
at 15%								$  432,067

Line of credit, prime plus 2%.					$   55,200

Note  dated  January  2006, interest  is 1% per month
with a 3% origination charge.					$   50,000

Note dated May 8, 2006, interest is 12% per annum , due
June 28, 2008 with conversion rights into Roboserver
common stock.							$  100,000

Note dated May 12, 2006, interest is 10% per annum and
due  on  June  28,  2008  with  conversion rights into
BizAuction common stock.					$  171,000


Total notes payable						$  973,267
								----------
Less current portion						$  798,267
								----------
Long-term portion						$  175,000
								==========


NOTE 6- NOTE PAYABLE (CONTINUED)


        Maturities of notes payable at June 30, 2006, are as follows:

        2006		$ 798,267
        2007		$     -0-
	2008		$ 175,000
        Thereafter	 	-
            		---------
     			$ 973,267


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

As of June 30, 2006, the Company has defaulted on the terms of the agreement. The Company is in discussions with AFG to amend the terms of the Agreement. AFG has been paid $150,000 to date by an officer of the Company.

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

 The Company denied all allegations in the complaint with the complaint being settled on or about May 27, 2006 between the Company, Delmar Janovec, and the Plaintiff. Defendants, Woltjen and Keener were dismissed with prejudice from the complaint as there were insufficient grounds for the original claims made against Woltjen and Keener.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At June 30, 2006, the Company had notes payable to officers, a former officer, and other stockholders. Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

Delmar Janovec, an officer and president of the company, loaned $59,197 to the Company which was outstanding at June 30, 2006 and is recorded as a Note Payable - related party. He is also owed an additional $150,000 for accrued salary for his services for the subsidiaries ($50,000 per subsidiary) also recorded as a note payable. The note is payable on demand, and is non-interest bearing. In addition, he is owed an additional $100,000 per annum for his salary pertaining to the parent company. At June 30, 2006, the outstanding amount of $25,000 is included in accrued expenses.

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

RESTATEMENT

      The unaudited condensed consolidated statement of operations for the six month period ending June 30, 2006 has been restated. The restatement related to the reversal of the original recording of the gain on extinguishment of debt, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements. The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement.

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

      AWI's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, and checks writing as well as integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month per customer. Since January 1, 2006 AWI has added approximately 94 new customer accounts. AWI's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

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

BIZAUCTIONS, INC., FORMERLY KOOTENAI CORP.

      On June 27, Net2Auction acquired control of Kootenai Corp. through the purchase of Fifty Million (50,000,000) shares of common stock from the majority shareholder of Kootenai Corp. for, One Hundred Seventy Thousand ($170,000) US dollars. Kootenai Corp. later acquired BizAuctions Corp., from Net2Auction, Inc., for the issuance of Fifty Million (50,000,000) shares of common stock and Twelve Million (12,000,000) shares of Preferred stock. Subsequent to the acquisition of BizAuctions Corp., Kootenai Corp. changed its name to BizAuctions, Inc. BizAuctions, Corp., is a wholly-owned subsidiary of BizAuctions, Inc. BizAuctions is a publicly traded company which trades on the Pink Sheets under the symbol of BZCN.

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

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six month period ended June 30, 2006 as compared to the same period in 2005.

      Net Service revenue for the six months ended June 30, 2006 increased to $313,186 from $3,085 for the same period in 2005. Cost of Goods sold increased $154,366 to $219,218 for the six months ended June 30, 2006 as compared to $64,852 for the six months ended June 30, 2005. The operating loss increased to $1,598,364 for the six months ended June 30, 2006, as compared to an operating loss of $1,121,069 for the same period in 2005.

      The Company's net loss for the three months ended June 30, 2006 decreased to a net loss of $566,745, as compared to a net loss of $609,579 for the same period in 2005. The Company's expenses for the three months ended June 30, 2006 as compared to the same period in 2005 are set forth below:

EXPENSES                      	   2006      2005
--------		    	---------  --------
General and Administrative   	  135,651   104,478
Consulting                   	  555,841   388,102
Employee Salaries and Bonuses 	   25,000    35,000
Interest Expense              	   11,707    27,740
Legal and Professional       	  108,720    85,425
R & D                                 -0-    50,468
      TOTAL EXPENSES         	  836,919   691,213

      The increase in these expenses for the three months ended June 30, 2006 as related to the same period for 2005, is due mostly to the increased operations of the Company's subsidiaries. Net service revenue increased significantly for the three months ended June 30, 2006. Cost of Goods sold increased $86,494 to $149,048 for the three months ended June 30, 2006 as compared to $62,554 for the three months ended June 30, 2005. The operating loss increased primarily due to the increased business activities of its subsidiaries, Net2Auction, Inc., Auction Wagon, Inc. and RoboServer Systems Corp.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash used in operating activities for the six months ended June 30, 2006 increased to $315,485 as compared to cash provided by operations of $273,484 for the same period in 2005. This increase is mainly attributable to an increase in non-cash services through the issuance of stock to $1,006,782 for the six months ended June 30, 2006 as compared to $585,582 for the same period in the prior year.

      The Company's cash flow used in investing activities was $376,477 during the six months ended June 30, 2006, as compared to $187,514 for the same period in 2005. This increase is due to purchase of fixed assets and intangibles of $208,223.

      The Company's cash flow provided by financing activities was $679,800 during the six months ended June 30, 2006, as compared to $737,033 for the same period in 2005. This decrease is due to the decrease in proceeds from the issuance of stock of $131,033 offset by the increase in notes payable of $73,800.

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

ITEM 3. CONTROLS AND PROCEDURES

Restatement

As discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended June 30, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, the Company has amended its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures as of and for the period ending June 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company's identification of certain matters related to the reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President). Specifically, all cash considerations for the discharge of debt were not satisfied in order to derecognize the liability in accordance with Statement of Financial Accounting Standards BoardNo. 140, Accounting for Transfers and Servicing of Financial
Assets  and Extinguishments   of  Liabilities  ("SFAS  140).


Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2006. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the readway Commission in Internal Control-Integrated Framework ("COSO"). In the Original Filing for this period, filed with the Commission on August 21, 2006, the Company's Chief Executive Officer/Principle Financial Officer previously concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this re-evaluation and solely as a result of the material weakness described below under Internal Control Over Financial Reporting (Restated), the Company's Chief Executive Officer/ Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2006.

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB/A for the fiscal quarter ended June 30, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

In the Original Filing for this period, management previously concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended June 30, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, management has subsequently determined that the material weakness described below existed as of June 30, 2006.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, Management's assessment of Internal Control Over Financial Reporting for the period ending June 30, 2006 has been restated.

The specific material weakness identified by management as of June 30, 2006 is described as follows:

Ineffective Controls Related to the Financial Closing Process

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements as of June 30, 2006. Additionally, the Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process.

Management is in process of developing a remediation plan to address the material weakness identified above. We plan on developing our remediation steps through a thorough review of the process and activities surrounding the material weakness and include changes to this process to further develop methods to prevent or detect similar future occurrences.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended June 30, 2006

For the period ending June 30, 2006, management identified the changes discussed above under Internal Control Over Financial Reporting (Restated) as of the filing of this report. There were no other changes to our internal control over financial reporting during the three and six month period ended June 30, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERIRESOURCE TECHNOLOGIES, INC.

/s/  Delmar Janovec
-------------------
Delmar Janovec, Chief Executive Officer/Chief Principle Officer

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