Form 10QSB/A
period 2006-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-18
CIK 876490

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

*EXPLANATORY NOTE-The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140) for the nine month period ended September 30, 2006.

Item No. 1, 2, 3, and Note No. 6

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to addition to the items described above; this Amendment No. 1 reflects changes and reclassifications in and of itself in order to provide a more accurate basis of the consolidated financial statements and related disclosures.

                               TABLE OF CONTENTS


PART I   - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements 					 3

       A.  Unaudited Condensed Consolidated Balance Sheet at 		 3
	   September 30, 2006 (restated)

       B.  Unaudited Condensed Consolidated Statements of Operations 	 5
	   for the three and nine months ended September 30, 2006
	   (restated) and September 30, 3005

       C.  Unaudited Condensed Consolidated Statements of Cash Flows 	 6
	   for the three and nine months ended September 30, 2006
	   (restated) and September 30, 3005

       D.  Notes to Unaudited Condensed Consolidated Financial 		 7
	   Statements

  ITEM 2.  Management's Discussion & Analysis of Financial Condition
	   and Results of Operations					 13

  ITEM 3.  Controls and Procedures                                	 17

PART II  - OTHER INFORMATION                                             19

  ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds   19
  ITEM 6.  Exhibits and Reports on Form 8-K				 19

SIGNATURES                                                               19
INDEX TO EXHIBITS                                                  	 20
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


                 AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED  BALANCE SHEET
                                     (UNAUDITED)


                                                            September 30,
                                                                2006
                                                            (As restated,
							     see Note 4)
							      ---------
					ASSETS

Current Assets:
     Cash and cash equivalents                                $ 150,435
     Inventory                                                   61,628
     Accounts receivable                                            200
     Prepaid expenses                                             5,000
     Notes receivable                                             6,065
							      ---------
     Total Current Assets                                       223,328
							      =========


Fixed Assets:
     Fixed Assets, at Cost                                      254,898
     Accumulated depreciation                                   (51,161)
							      ---------
     Net Fixed Assets                                           203,737
							      ---------
Other Assets:
     Intangible assets - net of accumulated amortization        678,499
     Deposits                                                    25,090
							      ---------
       Total Other Assets                                       703,589
							      ---------
          Total Assets                                        1,130,654
							      =========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                             September 30,
                                                                 2006
							     (Unaudited)
							     -----------

			LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued expenses                                           131,362
     Accounts payable                                           113,889
     Note payable - related party                               198,487
     Notes payable - current portion                            966,147
							     -----------
        Total Current Liabilities                             1,409,885

Non-Current Liabilities:
     Commitments and contingencies                              200,571
     Notes payable                                              396,000
							     -----------
	Total Other Liabilities                                 596,571
							     -----------
	Total Liabilities                                     2,006,456
							     -----------

Stockholders' Deficit
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class A, issued and
   outstanding, 131,275 shares
                                                                    131
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class B, issued and
   outstanding, 177,012 shares
                                                                    177
   Preferred stock, $.001 par value; authorized,
   1,000,000 shares;Class C, issued and
   outstanding, 1,000,000 shares
                                                                  1,000
   Preferred stock, $.001 par value; authorized,
   750,000 shares; Class D, none issued and
   outstanding                                                      250

   Common Stock, $.0001 par value; authorized,
   3,000,000,000 shares; 284,782,471 shares
   issued and outstanding					 28,478


Comprehensive loss on marketable securities                      (3,108)
Additional paid in capital                                   19,547,426
Retained earnings                                           (20,830,974)
Minority interest                                               380,818
							     -----------
Total stockholders' deficit                                    (875,802)
							     -----------
Total Liabilities and Stockholders' deficit                   1,130,654
							     ===========



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                      AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                     Three Months Ended         	   Nine Months Ended
                                                        September 30                          September 30
						 ------------------------	      ------------------------
                                                     2006          2005                2006              2005
						-------------  ------------	 ----------------   -------------
										   (As restated,
							     		  	    see Note 4)

Revenues:
   Net service 		                        $     260,837  $     42,405      $	  574,023   $      54,954
   Consulting 		                                  317           300                 2,229           3,385
						-------------  ------------	 ----------------   -------------

   Gross Revenues                               $     261,154        42,705              $576,252          58,339
   Cost of goods sold                                 266,107        93,874               485,325         150,596
						-------------  ------------	 ----------------   -------------
Net revenues                                           (4,953)      (51,169)               90,927         (92,257)

Operating expenses:
   General and administrative expenses                188,550       180,241               474,817         418,857
   Officer salaries                                    25,000        25,000                75,000          75,000
   Legal and professional                             119,507       109,510               346,282         263,173
   Consulting and salary                              478,710       173,677             1,581,646         749,980
   Depreciation and amortization                       17,305                              45,571
   Research and development                                 -        66,350                     -         153,776
						-------------  ------------	 ----------------   -------------
 	   			                      829,072	    554,778		2,523,316	1,660,786
						-------------  ------------	 ----------------   -------------
Operating loss                                       (834,025)     (605,947)           (2,432,389)     (1,753,043)

Other Income (Expense)
   Interest expense - net                             (36,086)      (23,883)              (52,501)        (39,651)
   Loan extension expense                                   -             -                     -          (8,000)
   Gain on extinguishment of debt                           -             -                     -		-
   Loss on marketable securities-investments                -          (621)                    -         (17,121)
						-------------  ------------	 ----------------   -------------

   Minority interest                                  443,838       162,124               824,361         362,191

Net income (loss) before income tax                  (426,273)     (468,327)           (1,660,529)     (1,455,624)

   Income tax provision 	                            -             -                     -               -
						-------------  ------------	 ----------------   -------------
  	Net loss                                     (426,273)     (468,327)           (1,660,529)     (1,455,624)
						=============  ============	 ================   =============

Basic and diluted loss per share                        (0.00)        (0.01)                (0.01)          (0.03)
						=============  ============	 ================   =============

Weighted average common shares
Outstanding

Basic and diluted	 			  257,083,003    67,205,271           192,365,242      52,132,881




The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                              AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                       	   Nine Months Ended
                                                                              September 30,
									------------------------
                                                                         2006              2005
								     (As restated,
						       		      see Note 4)
								     ------------	----------
Reconciliation of net loss used in:

Operating activities:
Net loss	                                                     $ (1,660,529)	(1,455,624)
Non-cash items:
  Depreciation                                                   	   45,571           10,659
  Non-cash services through issuance of stock           		1,476,028          972,728
  Write-down of investment                                                      -           17,121
  Gain on extinguishment of debt                                		-	 	 -
  Minority interest                                    			 (824,361)	  (362,191)
Changes in assets affecting operations
  (increase) / decrease
  Accounts receivable                                               	     (200)          (2,311)
  Inventory                                                      	  (58,506)          (3,122)
  Prepaid expenses                                        		   (5,000)          (4,000)
  Deposits                                              		  (16,210)          (7,774)
  Notes receivable                                                    	      221           10,870
Changes in liabilities affecting operations
  increase / (decrease)
  Accounts payable                                                	   45,559           52,516
  Accrued payroll and related expenses                            	   25,000           85,000
  Accrued expenses                                                 	   55,466           63,528
  Note payable  - related party                           		  145,170          (11,315)
								     ------------	----------
Net cash used in operating activities 		                         (771,791)        (633,915)
								     ------------	----------
Cash flows from investing activities:
  Purchase of fixed assets                                             	  (85,757)        (101,146)
  Purchase intangible assets                                          	 (149,248)
  Purchase subsidiary                                                 	 (168,254)        (200,981)
								     ------------	----------
Net cash used in investing activities		                         (403,259)        (302,127)
								     ------------	----------
Cash flows from financing activities:
  Net increase in Notes payable                                        	  716,128		 -
  Proceeds from issuance of stock                                    	  500,000        1,062,033
								     ------------	----------
Net cash provided by financing activities 		                1,216,128        1,062,033
								     ------------	----------
  Cash and Cash equivalents:
  Increase (decrease) in cash                                              41,078       $  125,991
  Cash-beginning period                                                   109,357            8,029
								     ------------	----------
  Cash end of period                                                      150,435       $  134,020
								     ============       ==========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	       AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                  (UNAUDITED)


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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the previously reported net loss.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other th ngs, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management's opinion the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through mergers and/or acquisition of profitable operations.

NOTE 4 - CORRECTION OF ERRORS

The Company has restated its previously issued September 30, 2006 consolidated financial statements for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishments of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar
Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140). The accompanying consolidated financial statements as of and for the nine month period ended September 30, 2006 have been restated to reflect the corrections in accordance with SFAS No. 154,"Accounting Change and Error Correction". The following is a summary of the restatements for September 30, 2006:

Increase (decrease) of previously reported notes payable:

 - increase of notes payable related to AFG outstanding debt         232,067
								   ---------
    Total increase in previously reported liabilities                232,067
								   ---------
Increase of previously reported stockholder's (deficit):
  - total increase in net loss due to correction of errors          (232,067)
								   ---------
    Total increase in previously reported stockholders' deficit     (232,067)
 								   ---------
Effects of above referenced adjustments on net loss:

Decrease of previously reported other income (expense):             (232,067)
								   ---------
    Total increase in net loss                                     $ 232,067
								   ---------

The effect on the Company's previously issued September 30, 2006 financial statements are summarized as follows:

	Condensed Consolidated Balance Sheet as of September 30, 2006


                          	As previously     Net  	      As
                          	   reported     change     restated
				 ------------ ---------	 ------------
Assets
Current assets
 Cash and cash equivalents       $    150,435 $       -  $    150,435
 Inventory                             61,628         -        61,628
 Accounts receivable                      200         -           200
 Prepaid expenses                       5,000         -         5,000
 Notes receivable                       6,065         -         6,065
				 ------------ ---------	 ------------
 Total current assets                 223,328         -       223,328
				 ------------ ---------	 ------------
 Fixed assets, net                    203,737         -       203,737
				 ------------ ---------	 ------------
Other assets
 Intangible assets, net               678,499         -       678,499
 Deposits                              25,090         -        25,090
				 ------------ ---------	 ------------
 Total other assets                   703,589         -       703,598
				 ------------ ---------	 ------------
 Total Assets                    $  1,130,654 $       -  $  1,130,654
				 ============ =========	 ============
Current liabilities

 Accrued expenses                     131,362         -       131,362
 Accounts Payable                     113,889         -       113,889
 Notes payable - related party        198,487         -       198,487
 Notes payable                        734,080   232,067       966,147
				 ------------ ---------	 ------------
 Total current liabilities          1,177,818   232,067     1,409,885
 				 ------------ ---------	 ------------
Non-Current liabilities
   Commitments and Contingencies      200,571         -       200,571
 Notes payable, less current	      396,000	      -	      396,000
 				 ------------ ---------	 ------------
 Total liabilities                  1,774,389   232,067     2,006,456

Stockholders' deficit
 Preferred stock - Class A                131         -           131
 Preferred stock - Class B                177         -           177
 Preferred stock - Class C              1,000         -         1,000
 Preferred stock - Class D                250         -           250
   Common stock                        28,478         -        28,478
   Comprehensive loss on
 marketable securities                 (3,108)        -        (3,108)
 Additional paid-in capital        19,547,426         -    19,547,426
 Retained earnings                (20,598,907) (232,067)  (20,830,974)
   Minority Interest                  380,818         -       380,818
				 ------------ ---------	 ------------
 Total stockholders' equity          (643,735) (232,067)     (875,802)
 				 ------------ ---------	 ------------
  Total Liabilities &
   Stockholders' Deficit   	 $  1,130,654 $       -  $  1,130,654
				 ============ =========  ============

	Condensed Consolidated Statement of Operations for the
		 Nine Months Ended September 30, 2006

                                  	As previously      Net      	 As
                                   	  reported       change       restated
					 ----------    ----------    ----------
Gross revenues		                 $  576,252    $ 	-    $  576,252
Cost of Goods Sold                          485,325             -       485,325
					 ----------    ----------    ----------
Net revenues                                 90,927             -        90,927

Operating Expenses
General and administrative expenses         474,817             -       474,817
Salaries                                     75,000             -        75,000
Legal & professional                        346,282             -       346,282
Consulting		                  1,581,646             -     1,581,646
Depreciation and amortization                45,571             -        45,571
					 ----------    ----------    ----------
Net operating Loss                       (2,432,389)            -    (2,432,389)

Other Income (Expense):
Interest expense, net                       (52,501)            -       (52,501)
Loan extension expense                       	  -             -             -
Gain on extinguishments of debt             232,067      (232,067)            -
Loss on marketable securities/
investments                       	          -             -             -
					 ----------    ----------    ----------
  Total other income (expense)              179,566      (232,067)      (52,501)
					 ----------    ----------    ----------

Minority interest			    824,361		-	824,361

Net Loss	                        $(1,428,462)   $ (232,067)   $(1,660,529)
					 ===========    ==========    ===========
Loss per Common Share:

Basic and Diluted         		 $    (0.01)        	-    $    (0.01)
					============ 	=========    ============

Weighted Average Common Shares Outstanding:

Basic and Diluted                        192,365,242     	      192,365,242
					============ 	=========    ============








NOTE 5 -- STOCKHOLDERS' DEFICIT

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

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company at any time at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted in the quarter ending September 30, 2006. Dividends are not payable until declared by the Company.

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

NOTE 6-NOTE PAYABLE

The Company had the following notes payable as of September 30, 2006.


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

Note dated August 31, 1998, and amended  in  the
fourth quarter of 2004, first  quarter of  2005,
and first quarter of 2006.  Payable to  American
Factors, in the  original  amount  of  $432,067,
secured by 30,000 shares of the Company's common
stock.  Prior period accrued interes of $4,350.
The note bears interest at 15%.					$  432,067
								$    4,350

Note dated May  8, 2006,  interest  is  10%  per
annum and due on  May  8, 2008  with  conversion
rights into RoboServer Systems common stock.			$  100,000

Note dated May 12, 2006,  interest  is  10%  per
annum and due on  May 12, 2008  with  conversion
rights into Net2Auction common stock.				$  171,000

Line Credit, prime plus 2%.					$  100,000

Note dated June  28, 2006, interest  is  10% per
annum and due on June 28, 2008  with  conversion
rights into BizAuctions common stock.				$  125,000

Note dated August 7, 2006, interest  is  12%  per
annum and due on February 7, 2007 with conversion
into BizAuctions common stock.					$  250,000

Capital Lease for various equipment.				$   14,730
								----------
Total notes payable.						$1,362,147

Less current portion.						$ (966,147)
								----------
Long-term portion.						$  396,000
								==========


        Maturities of notes payable at September 30, 2006, are as follows:

        2006		$  966,147
        2007		$      -0-
	2008		$  396,000
        Thereafter	 	 -
            		----------
     			$1,362,147


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

As of September 30, 2006, the Company has defaulted on the terms of the settlement agreement. The Company is in discussions with AFG to amend the terms of the Agreement. AFG has been paid $150,000 to date by an officer of the Company.

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

The Company and the Plaintiff reached a settlement agreement on or about August 30, 2006, for $2,700, in cash, and the issuance of 3,800 shares of Net2Auction common restricted stock as full and


NOTE 7 - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

final settlement with the Plaintiff. The Settlement calls for a Dismissal in Court, without prejudice, for the Company, Josh MacAdam, and David MacAdams.

The Company's subsidiary, Net2Auction, Inc. borrowed $50,000 from an investor in 2002. The loan is non-interest bearing and has not specified due date. The Company anticipates paying-off the loan amount by the issuance of restricted common stock to the investor. This has been recorded as a contingent liability by the Company.

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

NOTE 8 - MINORITY INTERESTS
v
During the period ended September 30, 2006, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc.; therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc. are approximately $156,714, $203,283, and $325,341 respectively.


NOTE 9 - RELATED PARTY TRANSACTIONS

At September 30, 2006, the Company had notes payable to officers, a former officer, and other stockholders. Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

Delmar Janovec, an officer and president of the company, loaned $59,197 to the Company which was outstanding at September 30, 2006 and is recorded as a Note Payable - related party. He is also owed an additional $150,000 for accrued salary for his services for the subsidiaries ($50,000 per subsidiary) also recorded as a note payable. The note is payable on demand, and is non-interest bearing. In addition, he is owed an additional $100,000 per annum for his salary pertaining to the parent company. At September 30, 2006, the outstanding amount of $25,000 is included in accrued expenses.


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

RESTATEMENT

      The unaudited condensed consolidated statement of operations for the nine month period ending September 30, 2006 has been restated. The restatement related to the reversal of the original recording of the gain on extinguishment of debt, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements. The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement.

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

Revenues:

	Revenues for the three and nine months ended September 30, 2006, was $261,154 and $576,252, respectively, as compared to $42,705 and $58,339 for the same periods in 2005. The increase in revenues of $218,449 and $517,913 for the three and nine months ended September 30, 2006, is due to the Company's increase in operations of its subsidiaries.

Net Income or Loss:

 The Company's net loss for the three and nine months ended September 30, 2006, was $426,273 and $1,660,529 as compared to $ $468,327 and $1,455,624 for the same periods in 2005. The increase in net loss for the three and nine months is due to an increase in the General and Administrative expenses. The Company's expenses for the three months ended September 30, 2006, as compared to the same period in 2005, are set forth below:

					  Three Months Ended
			     ---------------------------------------------
EXPENSES                     September 30, 2006		September 30, 2005
--------		     ------------------		------------------
General and Administrative              188,550                    180,241
Consulting                              478,710                	   173,677
Employee Salaries and Bonuses            25,000               	    25,000
Interest Expense                         36,086                     23,883
Legal and Professional                  119,507                    109,510
Research and development           	      -                     66,350
				        -------			   -------
TOTAL EXPENSES                          847,853       		   578,661
				        =======			   =======

The increase in expenses for the three months ended September 30, 2006 as compared to the same period in 2005 is due primarily to an increase in general & administrative expenses. Net service income increased significantly for the three months ended September 30, 2006 due to increased operations of its subsidiaries. The operating loss has increased due to the increase of operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the nine months ended September 30, 2006, increased to $771,791 as compared to net cash used in operating activities of $633,915 for the same period in 2005. This increase is mainly attributable to the increase of operations and the acquisition of additional subsidiaries in the development stages of operations. The increase in net loss of $1,660,529 for the nine months ended September 30, 2006, compared to a net loss of $1,455,624 for the same period in 2005, was primarily due to an increase in G & A expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

Restatement

As discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended September 30, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, the Company has amended its Quarterly Report on Form 10-QSB for the quarter ended September 30,2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures as of and for the period ending September 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company's identification of certain matters related to the reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President). Specifically, all cash considerations for the discharge of debt were not satisfied in order to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and
Servicing  of  Financial  Assets  and Extinguishments   of  Liabilities  ("SFAS
140).


Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2006. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). In the Original Filing for this period, filed with the Commission on November 20, 2006, the Company's Chief Executive Officer/Principle Financial Officer previously concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this re-evaluation and solely as a result of the material weakness described below under Internal Control Over Financial Reporting (Restated), the Company's Chief Executive Officer/ Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2006.

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB/A for the fiscal quarter ended September 30, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

In the Original Filing for this period, management previously concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended September 30, 2006, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, management has subsequently determined that the material weakness described below existed as of September 30, 2006.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, Management's assessment of Internal Control Over Financial Reporting for the period ending September 30, 2006 has been restated.

The specific material weakness identified by management as of September 30, 2006 is described as follows:

Ineffective Controls Related to the Financial Closing Process

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements as of September 30, 2006. Additionally, the Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process.

Management is in process of developing a remediation plan to address the material weakness identified above. We plan on developing our remediation steps through a thorough review of the process and activities surrounding the material weakness and include changes to this process to further develop methods to prevent or detect similar future occurrences.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended September 30, 2006

For the period ending Septmeber 30, 2006, management identified the changes discussed above under Internal Control Over Financial Reporting (Restated) as of the filing of this report. There were no other changes to our internal control over financial reporting during the three and nine month period ended September 30, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      BizAuctions, Inc. closed a Stock Purchase Agreement, on June 28th, 2006, by and between Net2Auction, Inc. for the issuance of Fifty Million (50,000,000) shares of common restricted stock of BizAuctions, Inc., and Twelve Million (12,000,000) shares of Series A Preferred. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon exemptions provided in
Section 3(b) and 4(2) of the Securities Act and Regulation D.


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



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB/A, which is incorporated herein by reference.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
------------------
Delmar Janovec, Chief Executive Officer and
Principal Financial Officer



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