Form 10KSB/A
period 2006-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-18
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
			        Amendment No. 1

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

      The   issuer's  revenues  for  the  year  ended  December  31, 2006, were
$892,424.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $1,314,000 based on the average bid and asked price for the common equity as of a specified date within the past 60 days. On March 31, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value, was 448,190,671.

*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-KSB to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 ("the Original Filing") in order to amend the financial statements as a result of the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations and amounts reported within cash flows from financing activies in the Consolidated Statements of Cash Flows within its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 were transmitted with clerical errors. The Company is amending its Annual Report on Form 10-KSB with this Amendment No. 1 in order to correct the clerical errors discussed above for the convenience of the reader and to ensure the consolidated financial statements reflect the correct results of operations and cash flows for the fiscal year covered within this Report.

Correction of the clerical errors discussed above resulted in no change to the previously reported operating loss, net loss, basic and diluted loss per share, operating cash flows, financing cash flows, or the decrease in cash for the fiscal year ended December 31, 2006. Additionally, the correction of the clerical errors resulted in no change to the quity or earnings (loss) per share made at the time of the Original Filing. Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. The correction of the clerical errors resulted in no change to the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events, other than the events surrounding the Company's unregistered sale of equity securities and entry into a definitive material agreement with Nexia Holdings, Inc., which are discussed below.

On June 25, 2007, the Company filed the Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") in which it announced on June 22, 2007, the Company ("AMRE", "AmeriResource Technologies, Inc.") and Net2Auction, Inc. ("NAUC", "majority owned subsidiary through conversion of preferred or supervoting preferred stock") and Nexia Holdings Inc., a Nevada corporation ("NEXA"), entered into a Stock Exchange Agreement (the "Agreement") whereas Nexia Holdings, Inc. will acquire 90% of the issued and outstanding preferred stock shares of Net2Auction, Inc. in exchange for the issuance of sixty thousand (60,000) shares of Nexia's Series C Preferred stock with a stated value of $5.00 per share for a total of $300,000. Nexia Holdings will be transferring its ownership in its Landis Lifestyle Salon ("Landis") into Net2Auction, Inc., Landis had assets that total approximately $415,580 and reported revenues of $1,326,013 for the year ending December 31, 2006. Nexia Holdings reported revenues for the first quarter of 2007 for Landis operations to be $424,863 with a reported net loss of $20,930. Landis's business plan calls for the acquisition of an additional four (4) Salons, within the next two calendar years. Landis Lifestyle Salons uses the Aveda{reg-trade-mark} product line exclusively in its operations and these products are rated as one of the best in the health and beauty care industry. Pursuant to the terms of the agreement, AmeriResource will retain its Twenty-Five Million (25,000,000) shares of common stock in Net2Auction, Inc. and remain a shareholder. All assets and liabilities of Net2Auction, Inc. will be transferred to AmeriResource prior to the close of the transaction with Nexia Holdings, Inc.

On September 4, 2007, the Company filed the Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") in which it announced on August 30, 2007, the Company ("AMRE", "AmeriResource Technologies, Inc."), authorized the issuance of One Hundred Twelve Million (112,000,000) shares of restricted common stock of the Company, par value of $0.0001 to QualityStocks, LLC. The issuance was in satisfaction of the agreement between the Company and QualityStocks, LLC to provide public and investor relations services for the Company. The services provided are for broadcasts, publication in newsletters, release of PR's, and placement of banner ads by QualityStocks, LLC. The issuance represented approximately 12% of the current issued and outstanding of 933,402,125 shares of common stock of the Company. The transaction was processed as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

The Current Report on Form 8-K's discussed above did not result in an adjustment to the financial statements. In an effort to keep the financial statements from being misleading, the Company has added the disclosure discussed above within its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 to inform the readers of events that have occurred subsequent to the original issuance of the financial statements in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 ("the Original Filing").

In addition to this Amendment, the Company is amending its Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 upon discovery that certain transactions were improperly recorded. Each will contain restated financial information within. The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2006, and concluded that because of the restatements identified above, the Company determined it had a material weakness in internal control over financial reporting. See Item 8a of Part II for further discussion and remediation measures that are in progress.

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to Item 7 and Item 8A of Part II. For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended by and to reflect the changes discussed above. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer/Principle Financial Officer as Exhibits 31.1 and 32.1.

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

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the Company and its Officers believe the Form 10-KSB/A for year-ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
- manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
- boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
- excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
- the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and do not plan to send a copy of the annual report to them. If we choose to create an annual report, it will contain audited financial statements. We intend to file all required information with the SEC. We plan to file with the SEC our Forms 10-KSB/A, 10-QSB and all other forms that are or may become applicable to us.

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

      Net2Auction's subsidiary, AuctionWagon, Inc.'s management and sales field offices consist of approximately 2,100 sq. ft. of office and warehouse space, and are located at 10969 San Diego Mission Rd., San Diego, California, 92108. The office/warehouse is being subleased from Net2Auction at approximately, $1.07 per sq. ft. with the lease running through August 31, 2008, and at the following monthly prices;

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB/A. The following discussion contains forward-looking statements. Please see the Introductory Statement in Part I for further information relating to such forward looking statements.

OVERVIEW

      The Company currently operates as a holding company through its subsidiaries. Our operations for 2006 were conducted through our majority and wholly-owned subsidiaries, RoboServer Systems Corp., Self-Serve Technologies, Inc., Net2Auction, Inc., Net2Auction Corporation, AuctionWagon Inc., Auction Boulevard, Inc., BizAuctions, Inc., BizAuctions Corp., West Texas Real Estate Resources., and VoIPCOM USA, Inc.

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

GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles that are accepted in the United States of America. The Company has incurred cumulative losses through December 31, 2006 of ($21,659,338) with a net working capital deficit of ($1,627,070), all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company's weak liquidity and capital resources. Additionally, the Company may continue to use its equity and resources of its chief executive officer to finance operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company's operations.

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

De Joya Griffith & Company, LLC
-------------------------------
/s/ De Joya Griffith & Company, LLC
Las Vegas, NV
May 9, 2007





                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     	  Consolidated Balance Sheet
                      	   As of December 31, 2006
				   (Audited)
                           ASSETS
Current Assets:
   Cash                                                        $      93,637
   Prepaid expenses                                                    5,000
   Inventory                                                         102,343
   Notes receivable                                                    6,065
							       -------------
   Total current assets                                              207,045

Fixed Assets
   Fixed assets at cost                                              256,094
   Accumulated depreciation                                          (63,736)
							       -------------
   Net fixed assets                                                  192,358

Other Assets
   Intangible assets-net of
	accumulated amortization                                     133,133
   Goodwill							     539,321
   Deposits                                                           25,090
							       -------------
   Total other assets                                                697,544
Total Assets                                                   $   1,096,947
							       =============
                        LIABILITIES
Current Liabilities
   Accounts payable                                            $     208,242
   Notes payable                                                   1,068,608
   Note payable - related party                                      350,157
   Accrued expenses                                                  207,108
							       -------------
   Total current liabilities                                       1,834,115

   Notes payable - long term					     396,000
   Commitments and contingencies                                     250,571
							       -------------
   Total liabilities                                               2,480,686
							       -------------
Stockholders' deficit
   Preferred stock, $.001 par value; authorized, 10,000,000              131
      Shares; Class A, issued and outstanding, 131,275 shares
   Preferred stock, $.001 par value; authorized, 10,000,000              177
      Shares; Class B, issued and outstanding, 177,012 shares
   Preferred stock, $.001 par value; authorized, 1,000,000             1,000
      Shares; Class C, issued and outstanding, 1,000,000 shares
   Preferred stock, $.001 par value; authorized, 750,000                 250
      Shares; Class D, issued and outstanding 250,000
   Common Stock, $.0001 par value; authorized, 3,000,000,000
      Shares; issued and outstanding, 359,478,976 shares              35,948
   Comprehensive loss on marketable securities                        (3,108)
   Additional paid in capital                                     20,169,224
   Retained earnings                                             (21,659,338)
   Minority Interest                                                  71,977
							       -------------
   Total stockholders' deficit                                    (1,383,739)
							       -------------
Total Liabilities and Stockholders' deficit                    $   1,096,947
							       =============

The accompanying notes to financial statements are an integral part of the financial statements.



                AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
					(Audited)


                                         	 For the year ended	For the year ended
                                         	 December 31, 2006 	December 31, 2005
						 ------------------	------------------

Revenues                                         $ 	    892,424     $	   149,321

Cost of goods sold                                    	    704,088       	   225,303
   Gross profit (loss)                    		    188,336                (75,982)

Operating expenses
   General and administrative             		    687,792           	   490,446
   Salaries                              		    506,584                100,000
   Legal & professional                   		    410,307          	   411,147
   Research and development                   		  	  -         	   235,886
   Consulting                         		 	  2,150,882     	 1,273,475

Operating loss                                   	 (3,567,229) 	        (2,586,936)


Other income (expense)
   Rent income                                  		  -                	 -
   Interest expense                     		    (95,717)         	  (120,637)
   Loss on write down of assets                			  -          	   (17,121)
   Relief of debt income                  		     35,000                	 -
						 ------------------	------------------
Total other income (expense)                         	    (60,717)     	  (137,758)

Net loss before income tax                        	 (3,627,946) 		(2,724,694)

Minority interest                                  	  1,296,414     	   687,118

Income tax provision                                      	  -            		 -
						 ------------------	------------------
Net income (loss)                                $ 	 (2,331,532) 	$ 	(2,037,576)
						 ==================	==================
Earnings (Loss) per share                        $	      (0.01)    $ 	     (0.03)
						 ==================	==================
Weighted average common shares outstanding         	216,077,028             61,909,755
						 ==================	==================



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



                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
						(Audited)



								2006            2005
							     ----------	     ----------
Reconciliation of net loss provided by
  (used in) operating activities:
Net Income (Loss)                                            (2,331,532)     (2,037,576)
Non-cash items:
     Depreciation and amortization                               64,190          22,836
     Gain on write down of note                                 (35,000)              -
     Loss on write down of investment                                            17,121
     Non-cash services through issuance of stock              2,137,534       1,474,554
    Minority interest                                        (1,296,414)       (687,118)
Changes in assets affecting operations-
	(increase) decrease
     Deposits                                                   (16,210)         (8,880)
     Inventory                                                  (99,221)         (3,122)
     Notes receivables                                              221          10,649
      Pre-paid expense                                           (5,000)
Changes in liabilities affecting operations-
	increase (decrease)
     Accounts payable/accrued expenses                          296,124         121,570
							     ----------	     ----------
Net cash provided by (used in) operating activities          (1,285,308)     (1,089,966)
							     ----------	     ----------
Cash flows from financing activities:
     Proceeds from issuance of stock                            500,000       1,252,600
     Increase in note payable, net                            1,177,541         211,048
     Repayment of debt                                         (150,000)              -
							     ----------	     ----------
Net cash provided by (used in) financing activities           1,527,541       1,463,648

Cash flows from investing activities:
     Investment in EagleRider                                         -          55,000
     Purchase of Fixed Assets                                   (86,953)       (282,354)
     Cash Portion of subsidiary purchase                       (171,000)        (45,000)
							     ----------	     ----------
Net cash provided by (used in) investing activities            (257,953)       (272,354)
							     ----------	     ----------
Increase (decrease) in cash                                     (15,720)        101,328
Cash - beginning of period                                      109,357           8,029
Cash - end of period						 93,637         109,357

Schedule of Non-Cash Investing and Financing Transactions
Purchase of assets through issuance of shares                         -         219,913
Debt paid through issuance of stock                                   -          49,900
Stock issued for services                                     2,137,534       1,474,554
							     ==========	     ==========

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

      RECLASSIFICATIONS:

      Certain   reclassifications  have  been  made  to  prior  year  financial
      statements  to  conform   to   the  current  year   presentation.   These
      reclassifications had no effect on the previously reported net loss.


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

5.    STOCKHOLDERS' DEFICIT

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


ITEM 8A. CONTROLS AND PROCEDURES

Restatements

As discussed in the Explanatory Note to this Form 10-KSB/A for the fiscal year ended December 31, 2006, the Company has amended its Annual Report on Form 10-KSB ("the Original Filing") for the fiscal year ended Decemeber 31, 2006 to amend the financial statements as a result of the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations and amounts reported within cash flows from financing activies in the Consolidated Statements of Cash Flows within its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 were transmitted with clerical errors. The Company is amending its Annual Report on Form 10-KSB with this Amendment No. 1 in order to insert the correct version of the audited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2006.

Correction of the clerical errors discussed above resulted in no change to the previously reported operating loss, net loss, basic and diluted loss per share, operating cash flows, financing cash flows, or the decrease in cash for the fiscal year ended December 31, 2006. Additionally, the correction of the clerical errors resulted in no change to the equity or earnings (loss) per share made at the same time of the Original Filing. Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. The correction of the clerical errors resulted in no change to the disclosures made at the time of the Original Filing.

In addition to this Amendment, the Company is amending its Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 upon discovery that certain transactions were improperly recorded. Each will contain restated financial information within. The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2006, and concluded that because of the restatements identified above, the Company determined it had a material weakness in internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report (the fiscal year ended December 31, 2006). In its Original Filing for this period, filed with the Commission on May 10, 2007, the Company's Chief Executive Officer/Principle Financial Officer, previously concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2006 in relation to the previously reported significant deficiency in internal control over financial reporting.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer/Principle Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this re-evaluation and solely as a result of the material weaknesses described below under Management's Report on Internal Control Over Financial Reporting (Restated), the Company's Chief Executive Officer/Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2006.

Management's Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a- 15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (the "COSO").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the Company did not maintain effective controls over the preparation, review, and approval of certain account reconciliations, specifically notes payable, and other supporting workpapers used in the financial close and reporting process. This control deficiency resulted in the restatement of the Company's interim consolidated financial statements for each of the quarters within the fiscal year ended December 31, 2006. Additionally, this control deficiency could result in a material misstatement of our notes payable and other income and expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In Management's Report on Internal Control Over Financial Reporting included in the Company's Original Filing, management previously concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2006 in relation to the previously reported significant deficiency in internal control over financial reporting. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-KSB/A and as stated above, management has subsequently determined that the material weakness described above existed as of December 31, 2006. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated.

The specific material weakness identified by management as of December 31, 2006 is described as follows:

Ineffective Controls related to the Financial Closing Process

The Company's design and operation of controls with respect to the process of preparing and reviewing the financial statements are ineffective for the fiscal year ending December 31, 2006. Certain controls designed to ensure timely preparation, review, and approval of certain account reconciliations, specifically notes payable, and other supporting workpapers used in the financial close and reporting process did not operate effectively. This issue contributed to us discovering certain transactions were improperly recorded, which resulted in the restatement of our unaudited condensed consolidated interim financial statements for the periods ending March 31, 2006, June 30, 2006, and September 30, 2006. Additional deficiencies identified within the financial close and reporting process include the inadequate segregations of duties and the lack of controls over procedures used to enter transactions into the general ledger.

Remediation Plan of  Material  Weakness  in  Internal  Control  Over  Financial
Reporting

In connection with the preparation of this Amended Annual Report on Form 10-KSB/A, we are including information with respect to our internal control over financial reporting for the period subsequent to December 31, 2006, in order to provide readers with a current understanding of the identified material weakness, as well as how we are addressing the issue within our remediation plan.

Subsequent to December 31, 2006, we have undertaken, extensive work to remediate the material weakness identified in our internal control over financial reporting described above, including specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal year 2006 and continues to be a priority in fiscal 2007. We have begun implementing the actions described below with respect to the identified material weakness; however, there can be no assurances as to when the implementation of these initiatives will be completed.

We have focused intensive efforts on improving the overall level of our staffing in a number of key finance and accounting areas related to the material weakness above. Additionally, we determined a more detailed review was necessary in connection with our quarterly and annual financial reporting process. The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.



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


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB/A, which is incorporated herein by reference.

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

Signature		   Title 			Date

/s/ Delmar Janovec         Chief Executive	September 18, 2007
------------------	   Officer/Chief
			   Principle Officer
Delmar Janovec

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