Form 10QSB/A
period 2007-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-18
CIK 876490

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


*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the following previously report item: reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities ("SFAS 140") in addition to the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations within its Report on Form 10-KQB/A for the quarter ended March 31, 2007 were transmitted with clerical errors.

Correction of the clerical errors discussed above resulted in no change to the previously reported operating loss, net loss, basic and diluted loss per share, operating cash flows, financing cash flows, or the decrease in cash for the quarter ended March 31, 2007. Additionally, the correction of the clerical errors resulted in no change to the quity or earnings (loss) per share made at the time of the Original Filing. Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events, other than the events surrounding the Company's unregistered sale of equity securities and entry into a definitive material agreement with Nexia Holdings, Inc., which are discussed below.

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

The Current Report on Form 8-K's discussed above did not result in an adjustment to the financial statements. In an effort to keep the financial statements from being misleading, the Company has added the disclosure discussed above within its Quarterly Report on Form 10-QSB/A for the period ended December 31, 2006 to inform the readers of events that have occurred subsequent to the original issuance of the financial statements in its Quarterly Report on Form 10-QSB for the period ended December 31, 2006 ("the Original Filing").

In addition to this Amendment, the Company is amending its Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2006, June 30, 2006, and
September 30, 2006 upon discovery that  the  transaction  described  above  was also improperly recorded within these reporting periods as well. Each will contain restated financial information within. The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of March 31, 2007, and concluded that because of the restatements identified above, the Company determined it had a material weakness in internal control over financial reporting.

Item No. 1, 2, 3, and Note No. 6

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to addition to the items described above, this Amendment No. 1 reflects changes and reclassifications in and of itself in order to provide a more accurate basis of the consolidated financial statements and related disclosures.


      				TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

       A.  Unaudited Condensed Consolidated Balance Sheet at 		3
	   March 31, 2007 (restated)

       B.  Unaudited Condensed Consolidated Statements of Operations 	5
	   for the three months ended March 31, 2007 (restated) and March 31, 2006 (restated)

       C.  Unaudited Condensed Consolidated Statements of Cash Flows	6
	   for the three months ended March 31, 2007 (restated) and March 31, 2006 (restated)

       D.  Notes to Unaudited Condensed Consolidated Financial 		7
	   Statements

      ITEM 2.     Management's Discussion & Analysis of Financial      14
		  Condition and Results of Operations

      ITEM 3.     Controls and Procedures 			       18

PART II   -   OTHER INFORMATION                                        19

      ITEM 6.     Exhibits and Reports on Form 8-K 		       19

SIGNATURES                                                             19
INDEX TO EXHIBITS                                                      20
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

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position, and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A for the year ended December 31, 2006 as amended and filed with the SEC on September 18, 2007.


                    AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
               	    	  CONDENSED CONSOLIDATED BALANCE SHEETS
					(UNAUDITED)



                                                  	          March 31,
                                                    		    2007
                                                   		(as restated,
						      		 see note 4)
						     	 	 ---------

				ASSETS
Current Assets:
  Cash and Cash Equivalents 	                     	        $ 276,816
  Inventory 	                                         	   78,386
  Accounts receivable 							-
  Prepaid Expenses					  	    5,000
  Notes Receivable                                           	    6,065
						      		 --------
    Total Current Assets                                	  366,267


Fixed Assets:
  Fixed Assets, at Cost                                		  266,341
  Accumulated Depreciation					  (76,813)
 							  	 --------
    Net Fixed Assets 	                                	  189,528

Other Assets:
  Intangible assets - net of accumulated amortization		  141,122
  Goodwill                                              	  539,321
  Deposits                                               	   25,090
						      		---------
    Total Other Assets                                  	  705,533

    Total Assets                                      		1,261,328
						      		---------

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.





                             AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
               	    		    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   		(UNAUDITED)


                                                                 March 31,
                                                                   2007
                                                    	      (as restated,
						      	        see note 4)
							       -----------
		LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accrued expenses                                               252,048
  Accounts payable                                               164,388
  Note payable - related party                                   313,229
  Notes payable - current portion                                584,267
							      -----------
        Total Current Liabilities                              1,313,932

NON-CURRENT LIABILITIES:
  Commitments and contingencies                                  250,571
  Notes payable - long term                                      396,000
							     -----------
	Total Other Liabilities                                  646,571
							     -----------
	Total Liabilities                                      1,960,503
							     -----------

Stockholders' Deficit
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class A, issued and
   outstanding, 131,275 shares
                                                                     131
   Preferred stock, $.001 par value; authorized,
   10,000,000 shares; Class B, issued and
   outstanding, 177,012 shares
                                                                     177
   Preferred stock, $.001 par value; authorized,
   1,000,000 shares;Class C, issued and
   outstanding, 1,000,000 shares
                                                                   1,000
   Preferred stock, $.001 par value; authorized,
   750,000 shares; Class D, issued and
   outstanding 250,000                                               250

   Common Stock, $.0001 par value; authorized,
   3,000,000,000 shares; 458,190,671 shares
   issued and outstanding					  45,821

Comprehensive loss on marketable securities                       (3,108)
Additional paid in capital                                    20,579,938
Retained earnings                                            (21,866,592)
Minority interest                                                543,208
							     -----------
Total stockholders' deficit                                     (699,175)
							     -----------
Total Liabilities and Stockholders' deficit                    1,261,328
							     ===========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



		AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
      	   	 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				  (UNAUDITED)

                                                  	   Three Months Ended
                                                                 March 31,
 							------------------------
                                                 	   2007           2006
							--------	---------
						      (as restated,   (as restated,
							see note 4)    see note 4)
						       -----------    ------------
Revenues:
Net Service 	                                           471,353    $    108,218
Consulting 							 -		 -
						       -----------    ------------
Gross Revenues	                                           471,353         108,218
Cost of Goods Sold                                         325,568          70,170
						       -----------    ------------
Net Revenues		                                   145,785          38,048

Operating expenses
      General and administrative expenses                  189,568         146,116
      Salaries                                             194,316          25,000
      Legal & Professional                                  62,311         122,555
      Depreciation and amortization   		            18,582          13,459
      Consulting                                           461,873         547,095
						       -----------    ------------
							   926,650	   854,255
							-----------    ------------
Operating loss 		                                  (780,865)       (816,177)

Other income (expense):
      Interest income                                           71              10
      Interest expense                                     (16,598)         (4,718)
						       -----------    ------------

      Minority interest                   		   310,590         153,374

Net Income (loss) before income tax                       (486,802)       (667,511)

      Income Tax Provision 		                         -               -
						       -----------    ------------
	  Net loss	                         	  (486,802)       (667,511)
						       ===========     ===========

Basic and diluted loss per share                             (0.00)          (0.01)
						       ===========     ===========

Weighted average common shares outstanding:
      Basic and diluted				       390,936,029     128,583,641



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                        AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					(UNAUDITED)

                                                                       Three Months Ended
                                                                             March 31,
								   ---------------------------
                                                                       2007             2006
								    ----------	     ----------
								   (as restated,   (as restated,
								    see note 4)      see note 4)
Reconciliation of net loss used in
  operating activities:
Net loss   	                                                   $ (486,802)      $ (667,511)
Non-cash items:
  Depreciation and amortizaation                                       18,582           13,459
  Non-cash services through issuance of stock         		      437,171          514,218
  Relief of debt income							    -		     -
  Minority interest                                 		     (310,590)        (153,374)

Changes in assets affecting operations
  (increase) / decrease
  Accounts Receivable                                                       -             (270)
  Inventory                                                            23,957           (9,910)
  Prepaid expenses                                          		    -           (2,250)
  Notes Receivables                                                         -              221

Changes in liabilities affecting operations
  increase / (decrease)
  Accounts Payable                                                    (43,854)          19,536
  Accrued Payroll and related expenses                                      -           25,000
  Accrued expenses                                                     44,940           18,849
								   ----------	    ----------
Net cash used in operating activities 		                     (316,596)        (242,032)

Cash flows from investing activities:
  Purchase of Fixed Assets, and intangibles 	                      (10,247)         (23,520)
								   ----------	    ----------
Net cash used in investing activities			              (10,247)         (23,520)

Cash flows from financing activities:
  Proceeds from Notes payable                                 		    -           35,798
  Cash payments on Notes payable                                     (264,978)               -
  Proceeds from issuance of stock                       	      775,000          280,000
								   ----------	    ----------
Net cash provided by financing activities  	                      510,022          315,798

Cash and Cash equivalents:
  Increase in cash                                    		      183,179	        50,246
  Cash, beginning period                                               93,637	       109,357
								   ----------	    ----------
  Cash, end of period                                              $  276,816	    $  159,603
								   ==========	    ==========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-QSB, and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, and March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 as amended and filed with the SEC on September 17,2007 ("the 2006 10-KSB/A).

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


NOTE 4 - CORRECTION OF ERRORS

The Company has restated its previously issued March 31, 2007 consolidated financial statements for matters related to the following previously reported items: reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar
Janovec  (CEO/President)  as  a  result  of  all  cash considerations  for  the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140). The accompanying consolidated financial statements for the three month period ended March 31, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction" in addition to the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations within its Report on Form 10-QSB/A for the quarter ended March 31, 2007 were transmitted with clerical errors.

In addition to this Amendment, the Company is amending its Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006 upon discovering that the transaction identified above was also improperly recorded within the previously issued condensed consolidated financial statements and related disclosures for the period ending March 31, 2006.

The following is a summary  of the restatements  for  the  three  months  ended
March 31, 2007 and March 31, 2006, respectively, as the financial statement effect on both reporting periods are comparable and consistent in presentation:

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
								   ---------

The effect on the Company's previously issued March 31, 2007 financial statements are summarized as follows:

        Condensed Consolidated Balance Sheet as of March 31, 2007


                          	 As previously   Net           As
                          	   reported     change      restated
				 ------------ ---------	 ------------
Assets
Current assets
 Cash and cash equivalents       $    276,816 $       -  $    276,816
 Inventory                             78,386         -        78,386
 Accounts receivable                        -         -             -
 Prepaid expenses                       5,000         -         5,000
 Notes receivable                       6,065         -         6,065
				 ------------ ---------	 ------------
 Total current assets                 366,267         -       366,267
				 ------------ ---------	 ------------
 Fixed assets, net                    189,528         -       189,528
				 ------------ ---------	 ------------
Other assets
 Intangible assets, net               141,122         -       141,122
 Goodwill		              539,321         -       539,321
 Deposits                              25,090         -        25,090
				 ------------ ---------	 ------------
 Total other assets                   705,533         -       705,533
				 ------------ ---------	 ------------
 Total Assets                    $  1,261,328 $       -  $  1,261,328
				 ============ =========	 ============
Current liabilities

 Accrued expenses                     252,048         -       252,048
 Accounts Payable                     164,388         -       164,388
 Notes payable - related party        313,229         -       313,229
 Notes payable                        352,200   232,067       584,267
				 ------------ ---------	 ------------
 Total current liabilities          1,081,865   232,067     1,313,932
 				 ------------ ---------	 ------------
Non-Current liabilities
 Commitments and Contingencies        250,571         -       250,571
 Notes payable, less current	      396,000	      -	      396,000
 				  ------------ --------  ------------
Total liabilities                   1,728,436   232,067     1,960,503

Stockholders' deficit
 Preferred stock - Class A                131         -           131
 Preferred stock - Class B                177         -           177
 Preferred stock - Class C              1,000         -         1,000
 Preferred stock - Class D                250         -           250
   Common stock                        45,821         -        45,821
   Comprehensive loss on
 marketable securities                 (3,108)        -        (3,108)
 Additional paid-in capital        20,579,938         -    20,579,938
 Retained earnings                (21,634,525) (232,067)  (21,866,592)
   Minority Interest                  543,208         -       543,208
				 ------------ ---------	 ------------
 Total stockholders' deficit         (467,108) (232,067)     (699,175)
 				 ------------ ---------	 ------------
  Total Liabilities &
   Stockholders' Deficit   	 $  1,261,328 $       -  $  1,261,328
				 ============ =========  ============

		Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2007 and March 31, 2006


					    Three Months Ended		Three Months Ended
                                                 March 31,	              March 31,
				        ---------------------------  ---------------------------
                                            2007          2007	        2006             2006
				          ---------    ----------    ---------        ----------
					As previously      As       As previously         As
                                   	  reported      restated       reported	       restated
					 ----------    ----------    -----------       ---------
Net service revenue                      $  471,353    $  471,353    $  108,218	     $  108,218
Cost of Goods Sold                          325,568       325,568        70,170	         70,170
					 ----------    ----------    ----------	      ----------
Net revenue                                 145,785       145,785        38,048	         38,048

Operating Expenses
General and administrative expenses         189,568       189,568       146,116	        146,116
Salaries                                    194,316       194,316        25,000          25,000
Legal & professional                         62,311        62,311       122,555         122,555
Depreciation and amortization        	     18,582  	   18,572        13,459          13,459
Consulting		                    461,873       461,873       547,095         547,095
					 ----------    ----------    ----------       ----------
Net operating Loss                         (780,865)     (780,865)     (816,177)       (816,177)

Other Income (Expense):
Gain on extinguishments of debt             232,067             -       232,067               -
Interest income                                  71            71            10              10
Interest expense                            (16,598)      (16,598)       (4,718)         (4,718)
					 ----------    ----------    ----------       ----------
  Total other income (expense)              215,540       (16,527)      227,359          (4,708)
					 ----------    ----------    ----------       ----------

Minority interest			    310,590	  310,590	153,374         153,374

Net loss	                         $ (254,735)   $ (486,802)   $ (435,444)     $ (667,511)
					 ==========    ==========    ==========	      ==========

Loss per Common Share:

Basic and Diluted         		 $    (0.00)   $    (0.00)   $    (0.00)     $    (0.01)
					============   ==========    ============     ==========

Weighted Average Common Shares Outstanding:

Basic and Diluted                        390,936,029   390,936,029    128,583,641     128,583,641
					============   ===========   ============    ============


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


NOTE 5- STOCKHOLDERS' DEFICIT (CONTINUED)

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

NOTE 6-NOTE RECEIVABLE

      Notes receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.


Total Notes Receivable     $  6,065
Less current portion       $ (6,065)

Long-Term Notes Receivable $      0
			   --------

NOTE 7- NOTE PAYABLE

The Company had the following notes payable as of March 31, 2007


Line of Credit, dated, March 25, 2007, interest is
Prime plus 3%, due and payable March 25, 2008.		$ 100,200

American Factors Group Settlement Agreement dated
March 27, 2006, revised in March 2007.  Amount
payable at December 31, 2006 was $432,067. Note bears
interest at 18% due on June 15, 2007.			$ 404,067

Note dated April 12, 2005, interest is prime plus
3% originally due on November 12, 2005, extended
through NOvember 4, 2007, convertible into 20,000,000
shares of VoIPCOM USA, Inc., common stock.		$  80,000

Note dated May 12, 2006, interest is 10% due and
Payable on May 12, 2008, convertible into Net2Auction
common stock at $0.01, per share.			$ 171,000

Note dated May 8, 2006, interest is 12%, due and
payable on May 8, 2008, convertible into RoboServer
common stock at $0.01, per share.			$ 100,000

Note dated June 28, 2006, interest is 10% due and
payable on June 28, 2008, convertible into BizAuctions
common stock at $0.01, per share.			$ 125,000

Total notes payable.					$ 980,267
							---------
Less current portion.					$(584,267)
							---------
Long-term portion.					$ 396,000



Maturities of notes payable at March 31, 2007, are as follows:


      Year Ended
     December 31,
     ------------

2007          $584,267
2008          $396,000
2009               -0-
Thereafter         -0-
	      --------
	      $980,267

NOTE 8- COMMITMENTS AND CONTINGENCIES

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

             Whereas, as of March 26, 2006, the total debt owed to AFG by AMRE and Janovec equaled about $646,312.63 ("Debt"); and

             Whereas, the Parties entered into a Settlement Agreement on March 27, 2006 and reduced the amount due to $350,000; and

              Whereas, Janovec and AMRE made payments of $50,000 and $100,000 pursuant to the agreement, and AMRE restricted common stock were issued; and

                  Whereas,   the   remaining   payments  totaling  $200,000  as
      specified in the Agreement were not made timely; and

                  Whereas, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

 For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements, can be viewed under the Company's 8-K filing on March 31, 2006, and as an Exhibit 10.2 to the Company's Form 10KSB/A filed on September 17, 2007, and as an Exhibit 10.1 to the Company's Form 10KSB filed on April 15, 2005, on the Securities and Exchange Commission website at www.sec.gov.

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last physical year-ended, December 31, 2006, that have not been reflected in the financial statements.

NOTE 9 - MINORITY INTERESTS

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

Note 10 - INCOME TAXES

As of June 30, 2007, the Company's federal net operating loss carryforwards were approximately $21,732,067. The Company had a provision for (benefit form) income tax of $0 and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively.

FIN No. 48
       The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended March 31, 2007. The Company's federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.


NOTE 11 - RELATED PARTY TRANSACTION

The Company has accrued salary expense in the amount of $162,500, which is owed to Delmar Janovec, president of the Company, by the parent and its subsidiaries for services performed during 2006, and the first quarter of 2007.

NOTE 12 - SUBSEQUENT EVENTS

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

RESTATEMENTS

	The unaudited condensed consolidated statement of operations for the three month period ending March 31, 2007 and March 31, 2006 have been restated. The restatement related to the reversal of the original recording of the gain on extinguishment of debt, in addition to the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations within its Report on Form 10-QSB/A for the quarter ended March 31, 2007 were transmitted with clerical errors, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements. The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement.

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

	RoboServer  has  installed  two  (2)  of its pilot self-serve units  in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the "Assisted Server" for a pilot test in the Oceanside DQ in the 2nd quarter and full rollouts of the new 2-sided units will follow shortly thereafter. RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired in May, 2004.To learn more, please visit our website at www.roboservercorp.com.

      For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this statement and the Company's Form 10 KSB/A for year ended December 31, 2006, as amended and filed on September 18, 2007, with the Securities and Exchange Commission. The Form 10KSB/A can be viewed on the SEC website at www.sec.gov.

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
     Corp.
     100%
  ------------





RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A as amended and filed with the SEC on September 18, 2007 for the fiscal year ended December 31, 2006, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended March 31, 2007 as compared to the three months ended March 31, 2006.

Revenues:

      Revenues for the 1st Qtr. ended March 31, 2007 were $471,353; from $108,218 for the same period ended March 31, 2006. This represented an increase of $326,135 or 332% for the three months ended March 31, 2007 as compared to the corresponding period in the prior year March 31, 2006.

Expenses:

    Operating expenses for the three months ended March 31, 2007 and March 31, 2006, were $926,650, and $854,255, respectively. This is an decrease of $72,425 and is attributed to less expenses for legal and professional fees of $62,311 for the three months ended March 31, 2007 as compared to $122,555 for the three March 31, 2006.

       The Company's expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 are set forth below:

					   Three Months Ended
						March 31,
					------------------------
EXPENSES                        	   2007    	  2006
--------				--------	--------
General and Administrative   	       $ 189,568	$146,116
Consulting                   		 461,873 	 547,095
Employee Salaries and Bonuses		 194,316  	  25,000
Interest Expense             		  16,598  	   4,718
Legal and Professional       		  62,311 	 122,555
Depreciation and amortization 		  18,582  	  13,459
					--------	--------
      TOTAL EXPENSES         		 926,650 	 854,255
					========	========

OPERATING LOSS

      The Company's operating loss decreased to $780,865 for the three months ended March 31, 2007 from $816,177 for the three months ended March 31, 2006. The decrease in net loss is attributed to a decrease in G & A expense and legal and professional expenses.


NET LOSS

        The Company's net loss decreased to $486,802 for the three months ended March 31, 2007 as compared to a net loss of $667,511 for the three months ended March 31, 2006. The decrease in net loss is attributed to the decrease in General and Administrative expenses, in particular, legal and professional expenses for the three months were $62,311 as compared to $122,555 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the quarter ended March 31, 2007 increased to $316,596 as compared to cash used by operations of $242,032 for the corresponding period in the prior year. This increase is mainly attributable to the Company's payments on accounts payable during the three months ended March 31, 2007.

The Company's cash flow used in investing activities was $10,247 during the three months ended March 31, 2007 as compared to $23,520 for the corresponding period in the prior year. This change is due to the Company spending less on fixed assets during the first quarter of 2007.

The Company's cash flow from financing activities was $510,022 during the first quarter of 2007, as compared to $315,798 for the corresponding period in the prior year. This increase is due to the Company's receipt of cash from a subscription agreement during the first quarter of 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

Restatement

As discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended March 31, 2007, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, the Company has amended its Quarterly Report on Form 10-QSB for the quarter ended March 31,2007 ("the Original Filing") in order to amend and restate the financial statements and related disclosures as of and for the period ending March 31, 2007. The determination to restate these consolidated financial statements was made as a result of the Company's identification of certain matters related to the reversal of the original recording of the gain on extinguishment of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President). Specifically, all cash considerations for the discharge of debt were not satisfied in order to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and
Servicing  of  Financial  Assets  and Extinguishments   of  Liabilities  ("SFAS
140) in addition to the Company discovering that during the edgar process amounts reported within operating expenses in the Consolidated Statements of Operations within its Report on Form 10-QSB/A for the quarter ended March 31, 2007 were transmitted with clerical errors.

Correction of the clerical errors discussed above resulted in no change to the previously reported operating loss, net loss, basic and diluted loss per share, operating cash flows, financing cash flows, or the decrease in cash for the fiscal year ended March 31, 2007. Additionally, the correction of the clerical errors resulted in no change to the quity or earnings (loss) per share made at the time of the Original Filing.

In addition to this Amendment, the Company is amending its Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 upon discovery that certain transactions were improperly recorded. Each will contain restated financial information within. The Company The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of March 31, 2007, and concluded that because of the restatements identified above, the Company determined it had a material weakness in internal control over financial reporting.

Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2007. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). In the Original Filing for this period, filed with the Commission on May 21, 2007, the Company's Chief Executive Officer/Principle Financial Officer previously concluded that the Company's disclosure controls and procedures were ineffective as of March 31, 2007 in relation to the previously reported significant deficiency in internal control over financial reporting.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this re-evaluation and solely as a result of the material weakness described below under Internal Control Over Financial Reporting (Restated), the Company's Chief Executive Officer/ Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007.

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB/A for the fiscal quarter ended March 31, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financialstatements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

In the Original Filing for this period, management previously concluded that the Company's disclosure controls and procedures were ineffective as of March 31, 2007 in relation to the previously reported significant deficiency in internal control over financial reporting. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-QSB/A for the quarter ended March 31, 2007, and in Note [4] of the footnotes to the condensed consolidated financial statements contained in Part [I], Item [1] of this Amendment, management has subsequently determined that the material weakness described below existed as of March 31, 2007.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, Management's assessment of Internal Control Over Financial Reporting for the period ending March 31, 2007 has been restated.

The specific material weakness identified by management as of March 31, 2007 is described as follows:

Ineffective Controls Related to the Financial Closing Process

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements as of March 31, 2007. Additionally, the Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process.

Subsequent to March 31, 2007, we have undertaken, extensive work to remediate the material weakness identified in our internal control over financial reporting described above, including specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal year 2006 and continues to be a priority in fiscal 2007. We have begun implementing the actions described below with respect to the identified material weakness; however, there can be no assurances as to when the implementation of these initiatives will be completed.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended March 31, 2007

For the period ending March 31, 2007, management identified the changes discussed above under Internal Control Over Financial Reporting (Restated) as of the filing of this report. There were no other changes to our internal control over financial reporting during the three month period ended March 31, 2007 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2 Bylaws of the Company. (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10.1 Lease Agreement & Lease Guarantee dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154. (filed as
                        Exhibit 10 to the Company's Current Report on Form 10KSB/A filed on September 18, 2007, and incorporated herein by reference).

10.2 Amended Settlement Agreement, dated March 13, 2007 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as
                        Exhibit 10-Sebsequent Events to the Company's Current Report on Form 10KSB/A filed on September 18, 2007, and incorporated herein by reference).

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