Form 10QSB
period 2007-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-09-20
CIK 876490

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2007.

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

      On September 17, 2007, there were 1,118,150,662 outstanding shares of the issuer's common stock, par value $0.0001.


*EXPLANATORY NOTE - The Company amended its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 ("the Original Filing") in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported item: reversal of the original recording of the gain on extinguishments of debt associated with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc. ("The Company"), and Delmar Janovec (CEO/President) as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS
140)  as of and  for the six month period ended June 30, 2006.


                        TABLE OF CONTENTS


PART I   -   FINANCIAL INFORMATION                                        3

      ITEM 1.     Financial Statements                                    3

       A.  Unaudited Condensed Consolidated Balance Sheet at 		  4
	   June 30, 2006

       B.  Unaudited Condensed Consolidated Statements of Operations 	  5
	   for the three and six months ended June 30, 2007 and June 30, 2006 (restated)

       C.  Unaudited Condensed Consolidated Statements of Cash Flows 	  6
	   for the three and six months ended June 30, 2007 and June 30, 3006 (restated)

       D.  Notes to Unaudited Condensed Consolidated Financial 		  7
	   Statements

      ITEM 2.     Management's Discussion & Analysis of
		  Financial Condition & Results of Operations		 12

      ITEM 3.     Controls and Procedures                                19

PART II   -   OTHER INFORMATION 					 21

      ITEM 6.     Exhibits and Reports on Form 8-K                       21

SIGNATURES                                                               21
INDEX TO EXHIBITS                                                        22
CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2007, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A for the year-ended December 31, 2006 as filed with the SEC on September 18, 2007.






   		AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
		      CONDENSED CONSOLIDATED  BALANCE SHEETS
		    		    (UNAUDITED)


						 June 30,		June 30,
						   2007			  2006
						---------		---------
								      (As restated,
							  	       see Note 4)

				ASSETS

Current Assets:
   Cash and cash equivalents 			$ 301,136		$ 97,195
   Inventory					   57,028		  51,244
   Accounts receivable				        -		   1,129
   Prepaid expenses				    7,000		       -
   Notes receivable 				    6,065		   6,065
						---------		--------
   Total Current Assets				  371,229		 155,633
						 ========   		========

Fixed Assets:
   Fixed assets at cost				  269,496		 199,850
   Accumulated depreciation			  (90,030)		 (39,901)
						---------		--------
   Net Fixed Assets				  179,466		 159,949

Other Assets:
   Intangible assets - net of
   accumulated amortization		  	  661,444		 666,544
   Deposits					   25,090		   8,880
						---------		--------
   Total Other Assets				  686,534		 675,424

   Total Assets				        1,237,229		 991,006
						=========		=========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.





	  	AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
		      CONDENSED CONSOLIDATED BALANCE SHEETS
		    		   (UNAUDITED)

						 		  June 30,	        June 30,
						   		    2007	          2006
								 ---------	       ---------
								      		      (As restated,
							  	       		       see Note 4)

		LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accrued Expenses						  $ 400,026	       $ 101,239
    Accounts Payable						    340,318		 180,572
    Note payable - related party				    330,424		 179,013
    Notes payable - current portion 				    768,848		 798,267
								-----------	       ---------
			Total Current Liabilities		  1,839,616	       1,259,091

Non-Current Liabilities:
    Commitments and contingencies				    250,571		 200,571
    Notes payable						    396,000		 175,000
								-----------	       ---------
    Total Other Liabilities					    646,571		 375,571
								-----------	       ---------
    Total Liabilities						  2,486,187	       1,634,662
								-----------	       ---------
Stockholders' Deficit
    Preferred stock, $.001 par value; authorized,
    10,000,000 shares; Class A, issued and
    outstanding, 131,275 shares 					131		     131

    Preferred stock, $.001 par value; authorized,
    10,000,000 shares; Class B, issued and
    outstanding, 177,012 shares 					177		     177

    Preferred stock, $.001 par value; authorized,
    1,000,000 shares; Class C, issued and
    outstanding, 1,000,000 shares 				      1,000		   1,000

    Preferred stock, $.001 par value; authorized,
    750,000 shares; Class D, none issued and
    outstanding								250		     250

    Common Stock, $.0001 par value; authorized,
    3,000,000,000 shares; 639,986,000 shares and
    229,383,0535 issued and outstanding at June
    30, 2007 and June 30, 2006,respectively			     63,986		  22,938

    Comprehensive loss on marketable securities			     (3,108)		  (3,108)
    Additional paid in capital					 20,934,015	      19,170,297
    Retained earnings						(22,333,743)	     (20,514,476)
    Minority interest						     88,334		 679,135
								-----------	      ----------
    Total stockholder' deficit					 (1,248,958)	        (643,656)
								-----------	      ----------
Total Liabilities and Stockholder's deficit			  1,237,229		 991,006
								===========	      ==========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

						4



			       			AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
  						CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                		  (UNAUDITED)

						    Three Months Ended		     Six Months Ended
							  June 30			  June 30
						------------------------	------------------------
						   2007		   2006		     2007	  2006
						---------     ------------	------------ --------------
											      (As restated,
						       		  			       see Note 4)
Revenues:

  Net Service 					$ 451,147     $    204,968	$    922,500 $      313,186
  Consulting 					    2,694	     1,912	       2,694 	      1,912
						---------     ------------	------------ --------------
  Gross Revenues				  453,841     $    206,880 	$    925,194 	    315,098
  Cost of Goods Sold				  463,626	   149,048	     789,194	    219,218
						---------     ------------	------------ --------------
Net Revenues	 				   (9,785) 	    57,832 	     136,000 	     95,880

Operating expenses:
  General and administrative expenses		  168,306	   135,651	     357,874 	    281,767
  Salaries					  107,949 	    25,000 	     302,265 	     50,000
  Legal & Professional				   33,291 	   108,720 	      95,602 	    231,275
  Consulting					  523,560 	   555,841 	     985,433      1,102,936
  Depreciation and amortization			   18,722	    14,807	      37,304	     28,266
						---------     ------------	------------ --------------
						  		   840,019	   		  1,694,244
					 	---------     ------------	------------ --------------
Operating loss					 (861,613)	  (782,187)	  (1,642,478)    (1,598,364)

Other Income (Expense):
  Interest expense - net			 (102,842)	   (11,707)	    (119,369)	    (16,420)
  Loan extension expense				- 		 - 		   -		  -
  Gain on extinguishment of debt			- 		 - 		   -		  -
  Loss on marketable securities/Investments	 	- 		 - 		   -		  -
						---------     ------------	------------ --------------

  Minority interest				  396,796	   227,149	     707,386	    380,523

Net Income (loss) before income tax		 (567,659)	  (566,745)	  (1,054,461)    (1,234,261)
  Income Tax Provision 					- 		 - 		 - 		  -
						---------     ------------	------------ --------------
	Net loss 		 		 (567,659)	  (566,745)	  (1,054,461)    (1,234,261)
						=========     ============	============ ==============

Basic and diluted loss per share  		   (0.001)	    (0.003)	      (0.002)	      (0.01)
						=========     ============	============ ==============
Weighted average common shares
Outstanding

Basic and diluted	  			533,086,367 	191,429,081 	 487,756,854    160,006,361


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.






	       AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
 		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (UNAUDITED)

							  	Six Months Ended
								   June 30,
							   ------------------------
							     2007	     2006
							------------	------------
									(As restated,
						       		  	 see Note 4)
Reconciliation of net loss provided by (used in)
  operating activities:
   Net loss 	 					$ (1,054,461)	$ (1,234,261)
   Non-cash items:
   Depreciation						      37,304	      28,266
   Non-cash services through issuance of stock		     936,846	   1,006,782
   Write-down of investment
   Relief of debt income					   -
   Minority interest					    (707,386)	    (380,523)
Changes in assets affecting
  operations (increase) / decrease
   Accounts Receivable						   -	      (1,129)
   Inventory						      45,315	     (48,122)
   Prepaid expenses					      (2,000)	           -
   Deposits								           -
   Notes Receivables						   -		 221
Changes in liabilities affecting
  operations increase / (decrease)
   Accounts Payable					     132,076	     112,242
   Accrued Payroll and related expenses				   -	      25,000
   Accrued expenses					     192,918	      50,343
   Note payable  - related party			     (19,733)	     125,696
							------------	------------
Net cash used in operating activities			    (439,121)	    (315,485)
							------------	------------
Cash flows from investing activities:
   Purchase of Fixed Assets				     (13,402)	     (58,975)
   Purchase Intangible Assets					   -	    (149,248)
   Purchase subsidiary						   -	    (168,254)
							------------	------------
Net cash used in investing activities			     (13,402)	    (376,477)
							------------	------------
Cash flows from financing activities:
   Cash payments on notes payable			    (264,978)	     329,800
   Cash from notes payable				     150,000	     350,000
							------------	------------
   Proceeds from issuance of stock			     775,000	     	   -
							------------	------------
Net cash provided by financing activities	 	     660,022	     679,800

Cash and Cash equivalents:				------------	------------
Increase (decrease) in cash				     207,499	     (12,162)
Cash-beginning period					      93,637	     109,357
							------------	------------
Cash-end of period					     301,136	      97,195
							============	============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



               AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-QSB, and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007, and June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 filed with the SEC on September 18, 2007.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassification had no effect on the previously reported net loss.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve the extensive reliance on management's estimates. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources', Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Net2Auction, Inc., Net2Auction Corporation, and Auction Wagon Inc., VoIPCOM USA, Inc., BizAuctions, Inc., and BizAuctions Corp. All significant intercompany transactions and accounts have been eliminated in consolidation.

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


NOTE 5 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the second quarter ending June 30, 2007, the Company issued a total of One Hundred Eighty-one Million Six Hundred Forty Seven Thousand Seven Hundred Seventy-four (181,647,774) shares of common stock as follows:

176,384,617 shares of common stock were issued for consulting services valued at $362,242.

5,263,157 shares of common stock were issued for legal and professional services valued at $10,000.

PREFERRED STOCK

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly. The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share- holders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends. Each preferred share is convertible, at any time prior to a notified redemption date, to one common share. The preferred shares have equal voting rights with common shares and no shares were converted during the three and six months ending June 30, 2007. Dividends are not payable until declared by the Company.

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

Delmar Janovec, President and CEO, exchanged the interest owed to him on the dividends in the approximate amount of $1,600,000 for the new class of Series C Preferred Stock that was approved by the Board of Directors on January 31, 2002.

NOTE 6 - NOTE PAYABLE

      The Company had the following notes payable as of June 30, 2007:


Note dated April 12, 2005, interest is prime plue 3%
originally due on November 12, 2005, extended through
Nevember 4, 2007, convertible into 20,000,000 million
shares of VoIPCOM USA, Inc. common stock.			$    80,000

Note dated April 31, 1998, in the amount of $430,000.
Payable to American Factors Group and secured 300,000
shares of the Company's common stock.  The note bears
interest at 15%.  Note was amended in the fourth quarter
of 2004, first quarter, of 2005, first quarter of 2006,
and in July of 2007.  						$   403,648

Line of Credit, dated march 25, 2007, interest is Prime
plus 3%, due and payable March 25, 2008.			$   100,200

Note dated June 29, 2007, interest is 3% per month, due
and payable on or berfore August 29, 2007.			$   150,000


Note dated May 29, 2007, interest is $1,500, due and
payable on or before September 30, 2007.			$    35,000

Note dated May 12, 2006 interest is 10% due and payable
on May 12, 2008 convertible into Net2Auction common
stock at $0.01, per share.					$   171,000

Note dated May 8, 2006, interest is 12%, due and payable
on May 8, 2008, convertible into RoboServer common stock
at $0.01, per share.						$   100,000

Note dated June 28, 2006, interest is 10% due and payable
on June 28, 2008, convertible into BizAuctions common
stock at $0.01, per share.					$   125,000

Total Notes Payable						$ 1,164,848

Less current portion						$  (768,848)

Long-term portion						$   396,000


Maturities of notes payable at June 30, 1007, are as follows:

2007		$  768,848
2008		$  396,000
2009		$      -0-

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

             Whereas, as of March 26, 2006, the total debt owed to AFG by AMRE and Janovec equaled about $646,312.63 ("Debt"); and

             Whereas, the Parties entered into a Settlement Agreement on March 27, 2006 and reduced the amount due to $350,000; and

             Whereas, Janovec and AMRE made payments of $50,000 and $100,000 pursuant to the agreement, and AMRE restricted common stock were issued; and

             Whereas, the remaining payments totaling $200,000 as specified in the Agreement were not made timely; and

             Whereas, Janovec and AMRE desire to proceed forward with the settlement of the Debt, pursuant to the terms and conditions described herein, and for the consideration set forth herein; and

          1.1AFG, AMRE, and Janovec agree that the Debt at March 13, 2007, will be modified to $220,000, and paid in accordance with the following terms;

            (a.) AFG will  receive  a  cash  payment  of  $48,000 from AMRE and
               Janovec to be wired on or before March 20, 2007. Funds were wired on March 20, 2007.
            (b.) AFG will receive  the  final payment of $172,000 from AMRE and
               Janovec, by wire, on or before June 15, 2007.

NOTE 8 - LEGAL

On  March  14, 2007, a complaint was filed  by  Four  Seasons  Fine  Foods  vs.
Signorelli, Barry Denslow, and AmeriResource Technologies, Inc., all individually and aba Prime Enterprises 2001, LLC, aka Golden Steer Steak House, P & M Holdings, LLC, filed in District Court of Clark County, Nevada, Case No. A537664. Plaintiff is seeking payment of goods furnished to the Golden Steer Steak House in the calendar year 2005 and in the amount of $31,413.90, and attorney fees in the amount of $10,460.00, plus all interest that is applicable under Nevada statues.

The Company sold its interests in Prime Enterprises, 2001, LLC in July of 2002 to Michael Signorelli, the majority owner of the Prime Enterprises, 2001 LLC, therefore, denies all allegations in the complaint. The Company through its legal representation has requested to be released from the complaint as it sold its ownership interests in 2002 therefore, is not legally liable for debts that have been incurred.

The Company has not been served with the complaint and was notified through a third party that a complaint had been filed against the Company on or about June 7, 2007.

The Company received notice by regular mail on September 19, 2007 from its counsel representing this complaint, a Mr. Brian Clark, whereby Mr. Denslow and the Company has been released from the case without prejudice.

NOTE 9 - MINORITY INTERESTS

During the three months ended June 30, 2007, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc., therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interests losses attributed to RoboServer, Net2Auction, and BizAuctions are approximately $75,726, $255,616, and $65,454, respectively. BizAuctions is owned by Net2Auction, therefore, the minority interest stated includes BizAuctions at the Net2Auction level, and the Net2Auctions minority interest is shown at the AmeriResource level.

Note 10 - INCOME TAXES

As of June 30, 2007, the Company's federal net operating loss carryforwards were approximately $22,000,000. The Company had a provision for (benefit from) income tax of $0 and $0 for the three months and six months ended June 30, 2007, respectively.

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

NOTE 11 - RELATED PARTY TRANSACTION

The Company has notes payable for salary expenses in the amount of $330,424 which is owed to Delmar Janovec, president of the Company, by the parent and its subsidiaries for services performed during 2006, and the first six months of 2007, ending June 30, 2007.

NOTE 12 - SUBSEQUENT EVENTS

During the third quarter of 2007, the Board of Directors of the Company authorized and caused to be filed a new S-8 Registration Statement on Form S-8 whereby, establishing a new 2007 Stock Incentive Plan registering 1,000,000,000 (one billion) shares of common stock of the Company. The Plan was filed on July 23, 2007.

The  Company  has  issued  approximately  478,312,217  shares  of  common   and
restricted common stock of the Company for consultant, professional and legal fees since the 2nd quarter ending June 30, 2007.

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

RESTATEMENT

      The unaudited condensed consolidated statement of operations for the six month period ending June 30, 2006 have been restated. The restatement related to the reversal of the original recording of the gain on extinguishment of debt, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements. The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement.

GENERAL

AmeriResource Technologies, Inc. (the "Company") conducts operations as an holding company and operates primarily through its subsidiaries, West Texas Real Estate and Resources, Inc., RoboServer Systems Corp. ("RBSY"), Self-Serve Technologies, Inc. ("SSTI"), Net2Auction, Inc. ("NAUC"), Net2Auction Corporation ("N2AC"), AuctionWagon Inc. ("AWI"), Auction Boulevard ("AB") BizAuctions, Inc. ("BZCN"), and BizAuctions Corp. ("BZAC"), and VoIPCOM USA, Inc. ("VCMU"). As of June 30, 2007, the Company owned 100% of West Texas Real Estate and Resources, Inc. common stock. As of June 30, 2007, the Company owned approximately 37% of Net2Auction common stock and upon conversion of the SuperVoting Preferred collectively gives AmeriResource 57% control, which owns 100% of Net2Auction Corporation and AuctionWagon Inc. Net2Auction is publicly traded on the Pink Sheets under the stock symbol "NAUC." As of June 30, 2007, the Company owned approximately 40% of RoboServer's common stock and upon conversion of the SuperVoting Preferred by management would give the Company and management approximately 59% control, which owns 100% of Self-Serve Technologies, Inc. RoboServer is publicly traded on the Pink Sheets under the symbol "RBSY." As of June 30, 2007, the Company's subsidiary, Net2Auction owns approximately 72% of BizAuctions common stock and upon conversation of the Preferred would give the Company approximately 86% majority control. BizAuctions Inc.'s corporate name formerly was Kootenai Corp. which was changed in August of 2006. BizAuctions is publicly traded on the Pink Sheets under the symbol "BZCN." BizAuctions Corp. is a wholly-owned subsidiary of BizAuctions, Inc. As of June 30, 2007, the Company owned approximately 97% of VoIPCOM USA, Inc.' s common stock and upon conversion of the Preferred would give the Company approximately 99% majority control.

The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's asset base, revenues, and to achieve profitability on a consistent level.

NET2AUCTION, INC.

      Net2Auction currently operates as a holding company with its wholly-owned and majority owned subsidiaries, AuctionWagon, Inc. and BizAuctions, Inc. As of June 30, 2007, Net2Auction no longer operates drop-off locations through partnerships with pack and ship centers and co-manages twenty-three (23) affiliate locations that were acquired in the acquisition of AuctionWagon Inc., on September 30, 2005. During the 2nd quarter of 2007, Net2Auction developed numerous business commercial accounts with several retailers-wholesalers within the USA. Net2 liquidates the excess inventory and/or returned merchandise of such accounts on eBay. The Company has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman, and clothing for men, women, and children. Net2Auction is listed as an "eBay Trading Assistant," with a Power Seller rating and has accumulated in excess of 6,000 positive feedbacks and continues to receive a customer satisfactory rating on eBay exceeding 99%. This allows the Company to reach millions of potential buyers for our customers' unwanted goods or products. To learn more, please visit our website at www.net2auction.com.

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

      AuctionWagon's software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AuctionWagon has added approximately 126 new customer accounts and during the second quarter of 2007, has added an additional 15 new customer accounts. AWI's software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

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

      BizAuctions, Inc. is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned. BizAuctions clients include some of the Nation's leading retail names at the forefront of their industries. During the 2nd quarter ending June 30, 2007, BizAuctions developed several new accounts or locations with a top retailer-wholesaler whereby the Company is able to purchase excess inventory, overstocked merchandise, and returns from the retailer-wholesaler at a significant discount from the retail price of the merchandise. The Company is then able to sell the merchandise on eBay at a favorable price whereby generating significant gross profits. To learn more, please visit our website at www.bizauctions.com.


 ROBOSERVER

      RBSY is a leading provider of self-service technologies to restaurant industries. RBSY's self-serve systems are designed to work like ATM machines, allowing customers too quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

            RoboServer kiosks can be installed in any restaurant in the United States. RoboServer also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with a custom software solution, RoboServer has partnered with a leading kiosk software development company, St. Clair Interactive Systems. St. Clair provides our customers with leading edge technology and online monitoring systems. RoboServer has also partnered with Renaissance Systems, a leading technology company. Our partnership with Renaissance allows RoboServer to undertake any and all customer projects regardless of the size and scope. By utilizing products from these two software companies allows RoboServer to customize our customer's menus in much less time. As a result of these efficiencies and options, we are now able to greatly expand our market with profitable sales from small single store business while trying to achieve profits without having to do enormous volumes to cover the software development cost.

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

      During the first six months of this calendar year, period ending June 30, 2007, RoboServer developed its first pilot of the "Assisted Server" two-screen model that was shown at the Las Vegas Restaurant, Hospitality, and Night Club Expo in March, 2007. The pilot "Assisted Server" was well received and has resulted in numerous leads with various business owners in both the restaurant and night club segments. Due to the various leads and inquires for the "Assisted Server" the Company is currently in discussions with Team Research in Taiwan for mass production of the two-sided "Assisted Server." Business owners have expressed a need to migrate customers to self-service without losing contact with the customer during their ordering process. The "Assisted Server" can be used as self-service, assisted service or counter service since the unit has two screens, one facing the customer and a mirrored screen facing the cashier/counter helper. Businesses are very excited about the "Assisted Server," because it is a natural progression from traditional POS line ordering to self-service.

      RoboServer has installed two (2) of its pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo's Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo's Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the "Assisted Server" for a pilot test in the Oceanside DQ in the 3rd quarter and full rollouts of the new 2-sided units will follow shortly thereafter. RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired in May, 2004. To learn more, please visit our website at www.roboservercorp.com.

      For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this statement and the Company's Form 10 KSB for year ended December 31, 2006, filed on May 10, 2007, with the Securities and Exchange Commission. The Form 10 KSB can be viewed on the SEC website at www.sec.gov

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
     Corp.
     100%
  ------------



RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006,and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the six-month period ending June 30, 2007, as compared to the same period in 2006.

Revenues

Revenues for the three and six months ended June 30, 2007 was $453,841 and $925,194, respectively, as compared to $206,880 and $315,098 for the same periods in 2006. The increase in the three and six month revenue of $246,961 and $610,096 or 119% and 194% respectively, is due to the increase in commercial accounts of its operating subsidiary for the period ended June 30, 2007.

Net Service Income for the three and six months ended June 30, 2007 was $451,147 and $922,500, as compared to $204,968 and $313,186 respectively, for the same periods in 2006.

Net Income or Losses

The Company's operating loss was $861,613 and $1,642,478 for the three and six months ended June 30, 2007, as compared to $782,187 and $1,598,364 for the same periods in 2006. The increase in operating loss of $79,426 and $44,114 for the three and six months ended June 30, 2007 is attributed to the increase in General and Administrative expenses.

The Company's net loss was $567,659 and $1,054,461 for the three and six months ended June 30, 2007, as compared to a net loss of $566,745 and $1,234,261 for the same periods in 2006.This increase is due to an increase in administration expenses. The Company's expenses for the three months ended June 30, 2007, as compared to the same period in 2006, are set forth below:


EXPENSES                       	   2007   	 2006
--------			---------	-------
General and Administrative  	  168,306	135,651
Consulting                  	  523,560	555,841
Employee Salaries           	  107,949 	 25,000
Interest Expense            	  102,842 	 11,707
Legal and Professional       	   33,291	108,720
R & D                                 -0-    	    -0-
Cost of Goods Sold          	  463,626	149,048
				---------	-------
      TOTAL EXPENSES     	1,399,574	984,967




The increase in these expenses for the three months ended, June 30, 2007, as related to the same period for 2006, is due mostly to the increased operations of the Company's subsidiaries. Net service income increased significantly for the quarter ended June 30, 2007, due to the increased operations of its subsidiaries. The operating loss has decreased primarily due to the increased revenues of its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the six months ended June 30, 2007 decreased to $439,121 as compared to cash used in operations of $315,485 for the same period in 2006. This decrease is mainly attributable to a decrease in non-cash services through issuance of stock.

The Company's cash flow used in investing activities was $13,402 during the six months ended June 30, 2007, as compared to $376,477 for the same period in 2006. The decrease is due to purchase of fixed assets and intangibles, and the purchase of a subsidiary during 2006.

The Company's cash flow provided by financing activities was $660,022 during the six months ended, June 30, 2007, as compared to $679,800 for the same period in 2006. This decrease is due to a net decrease in notes payable of $114,978 and proceeds from the issuance of stock of $775,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of June 30, 2007, we were not involved in any unconsolidated SPE transactions.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, with the participation of our Chief Executive Officer/Principle Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective due to the existing material weakness in our internal control over financial reporting that were previously identified and discussed in the 2006 Form 10-KSB/A filed with the SEC on September 18, 2007 and below under "Internal Control Over Financial Reporting".

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in internal controls can occur because of simple errors or mistakes that are not detected on a timely basis.


Internal Control Over Financial Reporting

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our continuing progress in establishing adequate internal control over financial reporting is described below. Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended June 30, 2007.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended June 30, 2007

During the quarter ended June 30, 2007, management continued its remediation steps to address the material weakness known at that time and previously reported. These remediation steps were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of review programs designed to prevent or detect similar future occurrences. There were no other changes to our internal control over financial reporting during the quarter ended June 30, 2007 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in  Internal  Control  Over  Financial  Reporting  Previously
Reported

Ineffective Controls Related to the Financial Closing Process

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements for our Quarterly Report on the Form 10-QSB/A for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, and March 31, 2007.The Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Certain controls designed to ensure timely preparation, review, and approval of certain account reconciliations, specifically notes payable, and other supporting workpapers used in the financial close and reporting process did not operate effectively. This issue contributed to us discovering certain transactions were improperly recorded, which resulted in the restatement of our unaudited condensed consolidated interim financial statements as described above. Additional deficiencies identified within the financial close and reporting process include the inadequate segregations of duties and the lack of controls over procedures used to enter transactions into the general ledger.

                         PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


On June 22, 2007 AmeriResource Technologies, Inc., a Delaware corporation ("AMRE"), Net2Auction, Inc., a Delaware corporation, ("NAUC"), and Nexia Holdings Inc., a Nevada corporation ("NEXA"), entered into a Stock Exchange Agreement (the "Agreement") whereas Nexia Holdings, Inc. will acquire 90% of the issued and outstanding preferred stock shares of Net2Auction, Inc. in exchange for the issuance of sixty thousand (60,000) shares of Nexia's Series C Preferred stock with a stated value of $5.00 per share for a total of $300,000.


Nexia Holdings will be transferring its ownership in its Landis Lifestyle Salon ("Landis") into Net2Auction, Inc., Landis had assets that total approximately $415,580 and reported revenues of $1,326,013 for the year ending December 31, 2006. Nexia Holdings reported revenues for the first quarter of 2007 for Landis operations to be $424,863 with a reported net loss of $20,930. Landis's business plan calls for the acquisition of an additional four (4) Aveda Salons, within the next two calendar years. Landis Lifestyle Salons uses the Aveda {reg-trade-mark} product line exclusively in its operations and these products are rated as one of the best in the health and beauty care industry.


Pursuant to the terms of the agreement, AmeriResource will retain its Twenty-Five Million (25,000,000) shares of common stock in Net2Auction, Inc. and remain a shareholder. All assets and liabilities of Net2Auction, Inc. will be transferred to AmeriResource prior to the close of the transaction with Nexia Holdings, Inc.


Subsequent to the execution of the Stock Exchange Agreement with Nexia Holdings Inc., Net2Auction, Inc.'s corporate name was changed to Green Endeavors LTD., pursuant to the requirements under Delaware state law on July 11, 2007.


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

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
--------------------------------
Delmar Janovec, Chief Executive Officer/Principle Financial Officer
Dated: September 20, 2007

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

3.2                     Bylaws  of the Company. (Incorporated
                        by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

10.1                    Stock  Exchange  Agreement,  by  and
                        between Net2Auction, Inc., a subsidiary of the Company, and Nexia Holdings, Inc., dated June 22, 2007. (filed as an Exhibit 10 to the Company's Current Report on Form 8-K filed on June 25, 2007, and incorporated herein by reference).

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

10.7                    Fourth Addendum Settlement  and
                        Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed a s
                        Exhibit 10(iii) to the Company's Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

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