Form 10QSB
period 2007-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2007-11-19
CIK 876490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

COMMISSION FILE NUMBER: 000-20033

AMERIRESOURCE TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	84-1084784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES     [  ]          NO     [ X]

On November 7, 2007, there were 1,959,367,048 outstanding shares of the issuer’s common stock, par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated.  Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2007, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company’s business, the results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2006.

AmeriResource, Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$162,924
Inventory	134,783
Prepaid expenses	6,072
Notes receivable	16,065
Total Current Assets	319,844

Fixed Assets
Fixed assets at cost	271,320
Accumulated depreciation	(103,350)
Net Fixed Assets	167,970

Other Assets
Intangible assets - net of accumulated amortization	634,939
Deposits	25,090
Total Other Assets	660,029
Total Assets	1,147,843

The accompanying notes are an integral part of these financial statements.

AmeriResouce Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2007

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$389,587
Accounts payable	358,023
Note payable - related party	464,757
Notes payable - current portion	1,033,050
Total Current Liabilities	2,245,417

Non-Current Liabilities
Commitments and contingencies	250,571
Total Other Liabilities	250,571
Total Liabilities	2,495,988

Stockholders' Deficit
Preferred stock, $.001 par value; authorized, 10,000,000 shares; Class A, issued and outstanding, 131,275 shares	131
Preferred stock, $.001 par value; authorized, 10,000,000 shares; Class B, issued and outstanding, 177,012 shares	177
Preferred stock, $.001 par value; authorized, 1,000,000 shares; Class C, issued and outstanding, 1,000,000 shares	1,000
Preferred stock, $.001 par value; authorized, 750,000 shares, Class D, issued and outstanding, 250,000 shares	250
Preferred stock, $.001 par value; authorized, 1,000,000 shares; Class E, none issued and outstanding	-
Common Stock, $.0001 par value; authorized, 3,000,000,000 shares, issued and outstanding, 1,389,983,994 shares	127,234
Comprehensive loss from marketable securities	(3,108)
Additional paid-in capital	21,483,811
Retained earnings	(22,777,245)
Subscription receivable	(12,150)
Minority interest	(168,245)
Total stockholder' deficit	(1,348,145)
Total Liabilities and Stockholders' deficit	1,147,843

The accompanying notes are an integral part of these financial statements.

AmeriResource Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2007	2006	2007	2006
		(restated)		(restated)
Net service income	$1,066,210	$260,837	$1,988,710	$574,023
Consulting income	388	317	3,082	2,229
Revenues	$1,066,598	$261,154	$1,991,792	$576,252
Cost of goods sold	888,345	266,107	1,677,539	485,325
Gross profit	178,253	(4,953)	314,253	90,927

Operating expenses
General and administrative expenses	217,939	188,550	575,813	474,817
Officer salaries	25,000	25,000	75,000	75,000
Legal and professional	44,869	119,507	140,471	346,282
Consulting and salary	760,352	478,710	1,998,050	1,581,646
Depreciation and amortization	15,492	17,305	52,796	45,571
Research and development	4,850		4,850
Operating loss	(890,249)	(834,025)	(2,532,727)	(2,432,389)

Other Income (Expense):
Interest expense – net	(86,685)	(36,086)	(206,054)	(52,501)
Gain on extinguishment of debt	232,067		232,067	-
Loss on store closure	(56,177)	-	(56,177)	-

Total other income (expense)	89,205	(36,086)	(30,164)	(52,501)

Minority interest	322,579	443,838	1,029,965	824,361
Net income (loss) before income tax	(478,465)	(426,273)	(1,532,926)	(1,660,529)
Income tax provision (note 7)	-	-	-	-
Net income (loss)	(478,465)	(426,273)	(1,532,926)	(1,660,529)

Earnings per share	(0.0005)	(0.0016)	(0.002)	(0.0086)

Weighted average common shares Outstanding	1,024,670,213	257,083,003	721,199,559	192,365,242

The accompanying notes are an integral part of these financial statements.

AMERIRESOURCE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
Reconciliation of net loss provided by (used in)		(Restated)
Operating activities:
Net income (loss)	$(1,532,926)	$(1,660,529)
Non-cash items:
Depreciation	52,796	45,571
Non-cash services through issuance of stock	1,578,580	1,476,028
Loss on store closure	56,177
Gain on extinguishment of debt	(232,067)	-
Minority interest	(1,029,965)	(824,361)
Changes in assets affecting operations (increase) / decrease
Accounts receivable	-	(200)
Inventory	(32,440)	(58,506)
Prepaid expenses	(1,072)	(5,000)
Deposits	-	(16,210)
Notes receivable	-	221
Changes in liabilities affecting operations increase / (decrease)
Accounts payable	149,781	45,559
Accrued payroll and related expenses	-	25,000
Accrued expenses	182,479	55,466
Accrued expenses/ Note payable - related party	114,600	145,170
Net cash provided by (used in) operating activities	(694,057)	(771,791)
Cash flows from investing activities:
Purchase of fixed assets	(15,226)	(85,757)
Purchase intangible assets	(21,452)	(149,248)
Purchase subsidiary	-	(168,254)
Net cash provided by (used in) investing activities	(36,678)	(403,259)
Cash flows from financing activities:
Cash payments on notes payable	(264,978)	-
Net Cash from notes payable	240,000	716,128
Proceeds from issuance of stock	825,000	500,000
Net cash provided by (used in) financing activities	800,022	1,216,128
Increase (decrease) in cash	69,287	41,078
Cash-beginning period	93,637	109,357
Cash-end of period	162,924	150,435

The accompanying notes are an integral part of these financial statements.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-QSB, and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments (consisting of normal or recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc. Green Endeavors LTD., formerly Net2Auction, Inc., Net2Auction Corporation, and AuctionWagon Inc., VoIPCOM USA, Inc., BizAuctions, Inc., and BizAuctions Corp.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis and Diluted Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding during the period.  Options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive; therefore, basic and diluted earnings per share are the same.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve the extensive reliance on management’s estimates. Actual results could differ from those estimates.

Stock Based Compensation

The Company has adopted the provisions of SFAS 123(R) in accounting for its stock based compensation.  The Company compensates some employees and consultants in stock and/or stock options for services rendered during the period.  The stock is valued using a 5 day average of the closing stock price for the 5 days preceding the stock issuance.  During the 9 months ended September 30, 2007, the Company recorded $1,578,580 in salary, consulting, and legal expense for stock issued under this plan for services rendered.
ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS (Continued)

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any; the adoption of FIN 48 will have on the consolidated financial statements.

NOTE 3 – GOING CONCERN

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

It is management’s opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable companies.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

During the third quarter ending, September 30, 2007, the Company issued a total of 761,145,549 shares of common stock:

714,145,549 shares of common stock were issued for consulting services valued at $301,847.

47,000,000 shares of common stock were issued for legal and professional services valued at $28,200.

290,000,000 options, with immediate vesting, were issued to employees and consultants for services rendered during the quarter. In September 2007, 92,000,000 options were exercised in a “cashless” transaction with a floating exercise price set at 45% of the market price on the exercise date.  Since the Company cannot reasonably estimate the fair value of these options, under SFAS 123R, the Company has recorded compensation cost based on the intrinsic value of these options. The intrinsic value of the 290,000,000 option shares was $111,650 at the issuance date.  The Company will reevaluate the compensation cost at each reporting date, through the date of exercise or other settlement. At September 30, 2007 an adjustment of $26,565 was made to reflect the change in stock price from the date of issuance, to the reporting date.  The Company recorded the amount received upon the exercise of the 92,000,000 options of $12,500 as a subscription receivable, since the Company received this amount after September 30, 2007.

NOTE 4 – STOCKHOLDERS’ DEFICIT (Continued)

During the three months ended September 30, 2007, the Company issued 761,145,549 shares of common stock, pursuant to the Company’s Registration Statement on Form S-8, valued at $571,009.

Preferred stock

The Company has currently designated 10,000,000 shares of its authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly.  The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders.  These shares are subject to redemption by the Company at any time at a price of $1.25 plus all unpaid accumulated dividends.  Each preferred share is convertible, at any time prior to a notified redemption date, to one common share.  The preferred shares have equal voting rights with common shares and no shares have been  converted in 2007.  Dividends are not payable until declared by the Company.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT (Continued)

On December 19, 2005, the Company filed a “Certificate of Designation” with the Secretary of State of the State of Delaware to designate 1,000,000 shares of the Preferred Stock as “Series E Preferred Stock”. Each share of the outstanding Series E Preferred shall be convertible into common stock of the Company based on the stated value of the $0.50 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $0.50 per share with interest of 8% per annum. The holders of the Series E is entitled to receive $0.50 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

NOTE 5-NOTE PAYABLE

The Company had the following notes payable as of 9/30/07.

Note dated April 12, 2005, interest is prime plus 3% originally due on November 12, 2005, extended through November 4, 2007, convertible into 20,000,000 million shares of VoIPCOM USA, Inc. common stock.	$80,000

Note dated August 31, 1998; Amended July 12, 2007. The note is due December 31, 2007.	$172,000

Note dated June 29, 2007, interest is 3% per month, due and payable on or before December 30, 2007.	$150,000

Note dated May 29, 2007, is due and payable on or before November 30, 2007. Interest is $1,500.	$35,000

Note dated May 8, 2006 interest is 12% due and payable on May 8, 2008, convertible into RoboServer common stock at $0.001 per share.	$100,000

Note dated May 12, 2006,. interest is 10% per annum and due on May 12, 2008 with conversion rights into Green Endeavors, LTD, formerly Net2Auction, Inc. common stock	$171,000

Line of Credit, dated March 25, 2006, due and payable March 25, 2008, interest is Prime plus 3%.	$100,050

Note dated June 28, 2006, interest is 10% per annum and due on June 28, 2008 with conversion rights into BizAuctions common stock.	$125,000

Note dated July 9, 2007, interest is $666.00 per day with interest paid of $32,500. Note has been extended to November 30, 2007.	$100,000

Total notes payable	$1,033,050

Less current portion	(1,030,050)

Long-term portion	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

American Factors Group, LLC., Vs- AmeriResource Technologies, Inc., et al. This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB), March 4, 1999.   The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants.  This amount has been recorded as a note payable in the financial statements, for $172,000.

The Company recorded contingencies in the amount of $250,571 that consisted of trade payables for various vendors owed by the Company and its subsidiaries.  These trade payables were accrued more than seven years ago (beyond the statute of limitations in most states) or prior to the Company acquiring the subsidiary.

NOTE 7– MINORITY INTERESTS

During the period ended September 30, 2007, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Green Endeavors, LTD, formerly Net2Auction, Inc., and BizAuctions, Inc.; therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp., Green Endeavors LTD (formerly Net2Auction, Inc.), and BizAuctions, Inc. are approximately $83,617, $182,561, and $56,461 respectively.

NOTE 8-RELATED PARTY TRANSACTION

The Company has notes payable for salary expenses, and unreimbursed business expenses in the amount of $449,759 which is owed to Delmar Janovec, president of the Company, by the parent and its subsidiaries for services performed during 2006, and the first nine months of 2007, ending September 30, 2007.

An officer of the subsidiaries loaned the company $15,000 in September 2007.  The note bears interest at prime plus 2% and is due on demand.

NOTE 9-SUBSEQUENT EVENTS

On October 19, 2007, the Company and Nexia Holdings, Inc. completed the closing of the sale of 90% of the issued and outstanding stock of Green Endeavors LTD., formerly Net2Auction, Inc. in exchange for the issuance of 150,000 restricted shares of Nexia’s Series C Preferred Stock with a stated value of $5.00 per share. Green Endeavors LTD. will retain 13 million shares of BizAuctions, Inc. with a market value of approximately $995,000 and a convertible debt of $171,000.

Nexia Holdings intends to transfer its Landis Lifestyle Salon operations into Green Endeavors, LTD. with revenues of approximately $2.2 million for the calendar year 2007, and assets of approximately, $415,000.

The Company will retain its ownerships of 60,100,000 shares of its restricted common stock in Green Endeavors LTD., and all remaining holdings of the Company. The Company is a major shareholder in the Company prior to the transfer of control.

On October 26, 2007, the Board of Directors, as approved by the written consent of the holders of in excess of 50% of the voting rights of the shareholders of AMRE, received the approval and authorization for an increase in the number of authorized shares of the common stock of AMRE to 50 billion whereby filing a 14 C Information Statement with the SEC for notice of the amendment to the Articles of Incorporation and the increase of its authorized capital stock.  The Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock would be filed at a future date and time to be determined by the Board of Directors.

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

GENERAL

AmeriResource Technologies, Inc. (the “Company”) conducts operations as an holding company and operates primarily through its subsidiaries, West Texas Real Estate and Resources, Inc., RoboServer Systems Corp. (“RBSY”), Self-Serve Technologies, Inc. (“SSTI”), Green Endeavors LTD. (“GRNE”), formerly Net2Auction, Inc. (“NAUC”), Net2Auction Corporation (“N2AC”), AuctionWagon Inc. (“AWI”), Auction Boulevard (“AB”) BizAuctions, Inc. (“BZCN”), and

BizAuctions Corp. (“BZAC”), and VoIPCOM USA, Inc. (“VCMU”). As of September 30, 2007, the Company owned 100% of West Texas Real Estate and Resources, Inc. common stock. As of September 30, 2007, the Company owned approximately 37% of Green Endeavors LTD. common stock and upon conversion of the SuperVoting Preferred collectively gives AmeriResource 84% control, which owns 100% of Green Endeavors Ltd.  Green Endeavors LTD. is publicly traded on the Pink Sheets under the stock symbol “GRNE.” As of September 30, 2007, the Company owned approximately 42% of RoboServer’s common stock and upon conversion of the SuperVoting Preferred by management would give the Company and management approximately 72% control, which owns 100% of Self-Serve Technologies, Inc. RoboServer is publicly traded on the Pink Sheets under the symbol “RBSY.” As of September 30, 2007, the Company’s subsidiary, Green Endeavors LTD., owns approximately 72% of BizAuctions common stock and upon conversation of the Preferred would give the Company approximately 86% majority control. BizAuctions Inc.’s corporate name was formerly, Kootenai Corp., which was changed in August of 2006. BizAuctions is publicly traded on the Pink Sheets under the symbol “BZCN.” BizAuctions Corp. is a wholly-owned subsidiary of BizAuctions, Inc. As of September 30, 2007, the Company owned approximately 97% of VoIPCOM USA, Inc.’ s common stock and upon conversion of the Preferred would give the Company approximately 99% majority control.

The Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s asset base, revenues, and to achieve profitability on a consistent level.

Green Endeavors LTD. (formerly Net2Auction, Inc.)

Green Endeavors currently operates as a holding company with its wholly-owned and majority owned subsidiaries, AuctionWagon, Inc. and BizAuctions, Inc. As of September 30, 2007, Green Endeavors LTD no longer operates drop-off locations through partnerships with pack and ship centers and co-manages twenty-three (23) affiliate locations that were acquired in the acquisition of AuctionWagon Inc., on September 30, 2005. During the 3rd quarter of 2007, Green Endeavors developed numerous business commercial accounts with several retailers-wholesalers within the USA. Green Endeavors liquidates the excess inventory and/or returned merchandise of such accounts on eBay through its subsidiary, BizAuctions, Inc.  The Company has obtained such commercial accounts in a wide variety of business industries or segments, including golf products, electronics-computer items, shoes for both men and woman, and clothing for men, women, and children.  Green Endeavors, is listed as an “eBay Trading Assistant,” with a Power Seller rating and has accumulated in excess of 6,000 positive feedbacks and continues to receive a customer satisfactory rating on eBay exceeding 99%. This allows the Company to reach millions of potential buyers for our customers’ unwanted goods or products.

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

AuctionWagon’s software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AuctionWagon has added approximately 126 new customer accounts and during the third quarter of 2007, has added an additional 10 new customer accounts. AWI’s software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

Auction Boulevard

On September 14, 2005, Green Endeavors LTD., formerly Net2Auction, Inc. acquired the trade name of AuctionBoulevard, Inc. and certain assets from Netelectronics.com and Jake Ptasznik. AuctionBoulevard is an operator of online auction drop-off locations. Among the assets acquired by Green Endeavors were all rights to the trade name of AuctionBoulevard, all intellectual property, and all eBay accounts opened by AuctionBoulevard. Additionally, the lease for AuctionBoulevard’s principle place of business, located at 17412 Ventura Boulevard, Encino, California was assigned to Green Endeavors, LTD.

In September of 2007, the Company made the decision to close the drop-off location in Encino, CA to eliminate reoccurring losses and is in the process of sub-leasing the location to other viable business interests.

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

BizAuctions, Inc. is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned. BizAuctions clients include some of the Nation’s leading retail names at the forefront of their industries. During the 3rd quarter ending September 30, 2007, BizAuctions developed several new accounts or locations both inside and outside of the State of California with a top retailer-wholesaler whereby the Company is able to purchase excess inventory, overstocked merchandise, and returns from the retailer-wholesaler at a significant discount from the retail price of the merchandise. The Company is then able to sell the merchandise on eBay at a favorable price whereby generating significant gross profits. To learn more, please visit our website at www.bizauctions.com.

RoboServer Systems Corp.

RoboServer Systems Corp. is a leading provider of self-service technologies to restaurant industries. RBSY’s self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by as much as 33%.

RoboServer kiosks can be installed in any restaurant in the United States. RoboServer also provides customers with custom software to allow the customer to operate the kiosk with optimum efficiency. To provide our customers with a custom software solution, RoboServer has partnered with a leading kiosk software development company, St. Clair Interactive Systems.  St. Clair provides our customers with leading edge technology and online monitoring systems. RoboServer has also partnered with Renaissance Systems, a leading technology company.  Our partnership with Renaissance allows RoboServer to undertake any and all customer projects regardless of the size and scope. By utilizing products from these two software companies allows RoboServer to customize our customer’s menus in much less time?   As a result of these efficiencies and options, we are now able to greatly expand our market with profitable sales from small single store business while trying to achieve profits without having to do enormous volumes to cover the software development cost.

RoboServer kiosks are manufactured by KIS Kiosks. RoboServer’s partnership with KIS allows us to offer the competitive pricing and top quality hardware products available. The market for RoboServer’s point-of-sale and self-serve technologies is increasing rapidly.  Business owners are seeking out self-serve kiosks to allow such owners to provide more efficient services to their customers as well as reduce labor costs. Other partners include Pro-Tech Inc. which is RoboServer’s supplier for outdoor kiosks.

During the first nine months of this calendar year, period ending September 30, 2007, RoboServer developed its first pilot of the “Assisted Server” two-screen model that was shown at the Las Vegas Restaurant, Hospitality, and Night Club Expo in March, 2007. The pilot “Assisted Server” was well received and has resulted in numerous leads with various business owners in both the restaurant and night club segments. Due to the various leads and inquires for the “Assisted Server” the Company is currently in discussions with Team Research in Taiwan for mass production of the two-sided “Assisted Server.”  Business owners have expressed a need to migrate customers to self-service without losing contact with the customer during their ordering process. The “Assisted Server” can be used as self-service, assisted service or counter service since the unit has two screens, one facing the customer and a mirrored screen facing the cashier/counter helper. Businesses are very excited about the “Assisted Server,” because it is a natural progression from traditional POS line ordering to self-service.

RoboServer has installed two (2) of its pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo’s Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo’s Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the “Assisted Server” for a pilot test in the Oceanside DQ in the 4th quarter of 2007 and full rollouts of the new 2-sided units will follow shortly thereafter.  RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired in May, 2004.  To learn more, please visit our website at www.roboservercorp.com.

For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this statement and the Company’s Form 10 KSB for year ended December 31, 2006, filed on May 10, 2007, with the Securities and Exchange Commission. The Form 10 KSB can be viewed on the SEC website at www.sec.gov.

CORPORARTE CHART FOR SUBSIDIARY OWNERSHIP OF ITS COMMON STOCK

CORPORATE CHART FOR SUBSIDIRY OWNERSHIP UPON CONVERSION OF PREFERRED OR SUPERVOTING PREFERRED STOCK

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and should further be read in conjunction with the financial statements included in this report.  Comparisons made between reporting periods herein are for the three and nine-month periods ended September 30, 2007, as compared to the same period in 2006.

Revenues

Revenues for the three and nine month periods ended September 30, 2007, was $1,066,598 and $1,991,792, respectively, as compared to $261,154 and $576,252 for the same periods in 2006. The increase in the three and nine month’s revenue of $805,444 and $1,415,540, respectively and is due to increase sales from the operations of the Company’s majority-owned subsidiary, BizAuctions.

Operating Losses

The Company’s operating losses of $890,249 and $2,532,727 for the three and nine months ended September 30, 2007, compared to losses of $834,025 and $2,432,389 for the same periods in 2006.  The increase in the three and nine month operating loss of $56,224 and $100,338, respectively, resulted from increases in General and Administrative expenses for the three and nine months of $29,389 and $100,996 respectively,  issuance of stock for consulting and professional services rendered, and salary compensation for the three and nine month periods of $226,917 and $361,679, respectively.

Net Losses

The Company recorded net losses of $478,465 and $1,532,926 for the three and nine months ended, September 30, 2007, as compared to $426,273 and $1,660,529 respectively, for the same periods in 2006. The increase in the three months and decrease in the nine month losses of $10,157 and $127,603 respectively, resulted from an increase of general and administrative, cost of goods sold, interest expense, and issuance of stock for  consulting and professional  services rendered.

Expenses

The Company’s expenses for the third quarter ended September 30, 2007, as compared to 2006, are set forth below;

Expenses	Quarter ended 9/30/2007	Quarter ended 9/30/2006
General and Administrative	$217,939	$188,550
Consulting	760,352	478,710
Officers Salaries and Bonuses	25,000	25,000
Interest Expense	86,685	36,086
Legal and Professional	44,869	119,507
Research and development	4,850	-
Cost of goods sold	888,345	266,107
Total Expenses	2,028,040	1,113,960

The General and Administrative expenses for the three and nine month period ended September 30,  2007, were $217,939 and $575,813 compared to $188,550 and $474,817 for the same periods in 2006. The increase in the three and nine month expenses of $29,389 and$100,996 respectively, resulted from the increase in general & administrative expenses as a result of increased operations.  The Company experienced an increase of consulting and professional services rendered of $226,917, increase of research and development expenses of  $4,850, and increase of cost of goods sold of $622,238.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash used in operating activities for the nine months ended September 30, 2007, (decreased) to $694,057 as compared to net cash used in operating activities of $771,791, for the same period in 2006.  This decrease is mainly attributable to the increase of non-cash services through the issuance of stock.

The (decrease) in net loss of $1,532,926 for the nine months ended September 30, 2007, compared to a net loss of $1,660,529 for the same period in 2006, was primarily due to an decrease in legal and professional expenses and a one-time gain on extinguishment of debt.

Net cash used in investing activities decreased to $ 30,678 for the nine-months ended September 30, 2007, as compared to $403,259 for the same period in 2006. This decrease is due to investing activities for acquisitions of operating entities.

Net cash provided by financing activities was $800,022 for nine-months ended September 30, 2007, compared to $1,216,128 for the same period in 2006. This decrease is due to decreased borrowing and the issuance of common stock effected to facilitate investing activities.

The Company has relied upon its chief executive officer for its capital requirements and liquidity, in addition to raising capital from investors at the subsidiary level. The Company’s recurring losses, lack of cash flow, and lack of cash on hand raise substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of September 30, 2007, we were not involved in any unconsolidated SPE transactions.

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

Disclosure Controls and Procedures
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”).  Based on this evaluation our Chief Executive Officer concluded that, because of our material weaknesses in our internal control over financial reporting described below, as of September 30, 2007 our disclosure controls and procedures were not effective. Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of September 30, 2007 and the material weakness described below, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

°	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; and

°
provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with GAAP, and that an issuer’s receipt and expenditures are being made only in accordance with authorizations of its management and directors; and

°
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements;

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2007.

The specific material weakness identified by management as of September 30, 2007 is described as follows:

Ineffective controls related to the financial closing process.

In September of 2007, upon discovery that certain transactions were improperly recorded, we determined it was necessary to restate our condensed consolidated financial statements for the 10 QSB as of March 31, 2006, 10 QSB as of June 30, 2006, 10 QSB as of September 30, 2006, and the 10 KSB for December 31, 2006, and 10 QSB as of March 31, 2007.  Additionally, the Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work-papers used in the financial close and reporting process.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended

September 30, 2007

In view of the fact that the financial information presented in this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2007, was prepared in the absence of effective internal control over financial reporting, we are in process of developing a remediation plan to address the material weakness identified above.  We plan on developing our remediation steps through a thorough review of the process and activities surrounding the material weakness and include changes to this process to further develop methods to prevent or detect similar future occurrences.  There were no other changes to our internal control over financial reporting during the three months ended September 30, 2007 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2007, the Company authorized the issuance of One Hundred Twelve Million (112,000,000) shares of restricted common stock, par value of $0.0001 per share, to QualityStocks, LLC. The issuance was in satisfaction of the agreement entered into between the Company andQualityStocks, LLC to provide public and investor relations services for the Company. The services provided are for broadcasts, publications in newsletters, distribution of press releases and placement of banner ads. The issuance represented approximately 12% of the current and issued outstanding of 933,402,125 shares of common stock of the Company. The transaction was processed as a private sale exempt from registration under Section 4 (6) of the Securities Act of 1933.

On October 10, 2007, the Company and QualityStocks LLC., agreed to mutually terminate the agreement and returned the One Hundred Twelve Million (112,000,000) shares of restricted common stock to the Company’s treasurer.

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

Pursuant to the terms of the agreement, AmeriResource will retain its Twenty-Five Million (25,000,000) shares of common stock in Net2Auction, Inc. and remain a shareholder. All assets and liabilities of Net2Auction, Inc. will be transferred to AmeriResource prior to the close of the transaction with Nexia Holdings, Inc. Subsequent to the execution of the Stock Exchange Agreement with Nexia Holdings Inc.; Net2Auction, Inc.’s corporate name was changed to Green Endeavors LTD., pursuant to the requirements under Delaware state law on July 11, 2007.   On October 19, 2007, the Company and Nexia Holdings, Inc. completed the closing of the sale of 90% of the issued and outstanding stock of Green Endeavors LTD., formerly, Net2Auction, Inc. in exchange for the issuance of 150,000 restricted shares of Nexia’s Series C Preferred Stock with a stated value of $5.00 per share. Green Endeavors LTD. will retain 13 million shares of BizAuctions, Inc. with a market value of approximately $995,000 and a convertible debt of $171,000.

On October 26, 2007, the Board of Directors, as approved by the written consent of the holders of in excess of 50% of the voting rights of the shareholders of AMRE, received the approval and authorization for an increase in the number of authorized shares of the common stock of AMRE to 50 billion whereby filing a 14 C Information Statement with the SEC for notice of the amendment to the Articles of Incorporation and the increase of its authorized capital stock.  The Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock would be filed at a future date and time to be determined by the Board of Directors.

The Board of Directors, and persons owning a majority of the outstanding voting securities of AMRE, have unanimously adopted, ratified and approved the proposed actions by the AMRE Board of Directors.  No other votes are required or necessary.  See the caption "Vote Required for Approval" below.  The increase in the authorized number of common shares would become effective upon filing of an amendment to the Articles of Incorporation of AMRE with the Delaware Secretary of State’s office.

GRANT AUTHORITY TO THE BOARD OF DIRECTORS TO AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF COMMON SHARES TO FIFTY BILLION.

AMRE’s Articles of Incorporation, as currently in effect, authorizes AMRE to issue up to 3,000,000,000 shares of common stock, par value $0.0001 per share. The Board of Directors has proposed an increase in the number of authorized shares of the common stock of AMRE.  Upon the approval by the consenting shareholders holding a majority of the outstanding voting securities and then the filing of the Amended Articles of Incorporation, AMRE will be authorized to issue 50,000,000,000 shares of common stock, the stated par value per share will be $0.0001 and the authorized shares of preferred stock, $0.001 par value per share, will remain at 10,000,000 shares. The Board of Directors believes that it is in AMRE's and AMRE's stockholders' best interests to increase the availability of additional authorized but unissued capital stock to provide AMRE with the flexibility to issue equity for other proper corporate purposes which may be identified in the future. Such future activities may include, without limitation, raising equity capital, adopting Employee Stock or Incentive Plans or making acquisitions through the use of stock. The Board of Directors has no immediate plans, understandings, agreements or commitments to issue additional shares of stock for any purpose not previously disclosed in the company’s public filings.

The Board of Directors believes that the increase in authorized capital will make a sufficient number of shares available, should AMRE decide to use its shares for one or more of such previously mentioned purposes or otherwise. AMRE reserves the right to seek a further increase in authorized shares from time to time in the future as considered appropriate by the Board of Directors.

The increased capital will provide the Board of Directors with the ability to issue additional shares of stock without further vote of the stockholders of AMRE, except as provided under Delaware corporate law or under the rules of any national securities exchange on which shares of stock of AMRE are then listed. Under AMRE’s Articles, the AMRE stockholders do not have preemptive rights to subscribe to additional securities which may be issued by AMRE, which means that current stockholders do not have a prior right to purchase any new issue of capital stock of AMRE in order to maintain their proportionate ownership of AMRE's stock.  In addition, if the Board of Directors elects to issue additional shares of stock, such issuance could have a dilutive effect on the earnings per share, voting power and shareholdings of current stockholders.

In addition to the corporate purposes discussed above, the authorization of additional capital, under certain circumstances, may have an anti-takeover effect, although this is not the intent of the Board of Directors. For example, it may be possible for the Board of Directors to delay or impede a takeover or transfer of control of AMRE by causing such additional authorized shares to be issued to holders who might side with the Board in opposing a takeover bid that the Board of Directors determines is not in the best interests of AMRE and our stockholders. The increased authorized capital therefore may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, the increased capital may limit the opportunity for AMRE stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. The increased authorized capital may have the effect of permitting AMRE’s current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of AMRE's business. However, the Board of Directors is not aware of any attempt to take control of AMRE and the Board of Directors did not propose the increase in AMRE's authorized capital with the intent that it be utilized as a type of anti-takeover device.

The relative voting and other rights of holders of the common stock will not be altered by the authorization of additional shares of common stock, nor the authorization of a class of preferred shares.  Each share of common stock will continue to entitle its owner to one vote.  As a result of the increased authorization, the potential number of shares of common stock outstanding will be increased.

 VOTE REQUIRED FOR APPROVAL

The vote required to approve the proposal is the affirmative vote of the holders of a majority of AMRE’s voting stock.  Each holder of Common Stock is entitled to one (1) vote for each share held.

 The record date for purposes of determining the number of outstanding shares of voting Stock of AMRE and for determining Stockholders entitled to vote, is the close of business on October 26, 2007 (the “Record Date”).  As of the Record Date, AMRE has outstanding 1,834,003,412 shares of Common Stock and 1,558,287 shares of preferred stock.

Section 228 of the Delaware General Corporate Law (“Delaware Law”) provides that the written consent of the holders of the outstanding shares of voting stock, having not less than the minimum number of votes which would be necessary to authorize or take action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for such a meeting.

Pursuant to Section 228 of the Delaware Law, a majority of the outstanding voting shares of stock entitled to vote thereon is required in order to amend the Articles of Incorporation and to thus increase the number of authorized shares.  In order to eliminate the costs, delay and management time involved in having a special meeting of Stockholders and obtaining proxies and in order to effect the proposed increase in authorized shares as early as possible, the Board of Directors of AMRE voted to utilize, and did in fact obtain, the written consent of the holders of a majority of the voting power of AMRE as of the Record Date.

Pursuant to Section 228(e) of the Delaware Law, the Company is required to provide prompt notice of the taking of the corporate action without a meeting of the Stockholders of record who have not consented in writing to such action.  This Information Statement is tended to provide such notice.  No dissenters’ or appraisal rights under the Delaware Law are afforded to the Company’s Stockholders as a result of the approval of the proposed increase in authorized shares.

During the fourth quarter of 2007, the Board of Directors of the Company authorized and caused to be filed a new S-8 Registration Statement on Form S-8 whereby, registering an additional 1,000,000,000 (one billion) shares of common stock of the Company. The Plan was filed on October 30, 2007.

The Company has issued approximately 586,049,720 shares of common and restricted common stock of the Company for consultant, professional and legal fees since the 3rd quarter ending September 30, 2007.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed in theIndex to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

Dated: November 19, 2007	By:	/s/ Delmar A. Janovec
Delmar A. Janovec, Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.).

3.2	Bylaws of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.)

10.1	Unregistered Sales of Equity Securities, by and between QualityStocks, LLC in satisfaction of an agreement entered into between the companies. (filed as an Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 4, 2007, and incorporated herein by reference).

10.2	Stock Exchange Agreement, by and between Net2Auction, Inc., a subsidiary of the Company, and Nexia Holdings, Inc., dated June 22, 2007. (filed as an Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated herein by reference).

10.3	Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec.(filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2006, and incorporated herein by reference).

10.4	Acquisition and Asset Purchase Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).

10.5	Acquisition and Stock Exchange Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).

10.6	Acquisition and Stock Exchange Agreement between the Company and RoboServer Systems Corp. dated August 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.7	Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10.2 to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.8	Fourth Addendum Settlement and Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as Exhibit 10.3 to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

10.9	Shares Purchase Agreement, dated as of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

10.10	Promissory Note, dated as of April 12, 2005. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

14	Code of Ethics adopted by the Company. (filed as Exhibit 14 to the Company's Form 10-K filed on April 18, 2006, and incorporated herein by reference).

21	Subsidiaries of Registrant (filed as Exhibit 21 to the Company's Form 10-K filed on April 18, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. § 1350