Form 10KSB
period 2007-12-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2008-04-15
CIK 876490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.

Commission file number:	000-20033

AmeriResource Technologies, Inc.
(Name of small business issuer in its charter)

Delaware	84-1084784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3440 E. Russell Road, Suite 217, Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

(702) 214-4249
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock ($0.0001 Par Value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                                                                                                    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                           Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                            ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                 Yes ☐     No ☒

The issuer’s revenues for the year ended December 31, 2007, were $3,082,769.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $597,339 based on the average bid and asked price for the common equity as of a specified date within the past 60 days. On March 31, 2008, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 3,982,258,308.

*EXPLANATORY NOTE -The Company filed an amendment to its Form 10-KSB to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (“the Original Filing”) in order to amend the financial statements as a result of the Company discovering that during the Edgar process amounts reported within operating expenses in the Consolidated Statements of Operations and amounts reported within cash flows from financing activities in the Consolidated Statement so Cash Follows within its Annual report on Form 10-KSB for the fiscal year ended December 31, 2006 were transmitted with clerical errors. The Company amended its Annual Report on Form 10-KSB on September 18, 2007 with the filing of Form 10-KSB / A in order to correct the clerical errors discussed above for the convenience of the reader and to ensure the consolidated financial statements reflect the correct results of operations and cash flows for the fiscal year ended December 31, 2006.

Corrections of the clerical errors discussed above resulted in no change to the previously reported operating loss, net loss, basic and diluted loss per share, operating cash flows, financing cash flows, or the decrease in cash for the fiscal year ended December 31, 2006. Additionally, the correction of the clerical errors resulted in no change to the equity or earnings (loss) per share made at the time of the Original Filing. Except as required to reflect the effects of the items described above, no additional modifications or updated in this Amendment No. 1 have been made to the Original Filing. The correction of the clerical errors resulted in no change to the disclosures made at the time of the Original Filing. The amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events, other than the events surrounding the Company’s unregistered sale of equity securities and entry into a definitive material agreement with Nexia Holdings, Inc., which were discussed in the amended Form 10-KSB / A and on Form 8-K filed on June 22, 2007 and Form 8-K filed on September 4, 2007.

The amended Form-10KSB / A did supersede and amended the Original Filing of the Form 10-KSB for year ended 12-31-06 with respect to Item 7 and Item 8A of Part II. For the convenience of the reader, the Amendment No. 1 sets forth the Original Filing in its entirety, as amended by and reflected the changes as discussed above. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the Amendment No. 1 also included updated certifications from the Chief Executive Officer / Principle Financial Officer as Exhibited in 31.1 and 32.1 of the filing.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The management’s discussion and analysis contained herein should be read in conjunction with the Company’s financial statements and the notes thereto.

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

AmeriResource Technologies, Inc. (the “Company”) conducts its business as a holding Company in a structure that includes several wholly-owned and majority-owned subsidiaries which are involved in software development for the Fast-Food and full service restaurant industry, and as a commercial liquidator for some of the nation’s top retailers for their excess inventory, overstocks, and returned merchandise selling the products on eBay. The Company’s subsidiaries are listed below and with the percent of ownership as of December 31, 2007, as follows;  RoboServer Systems Corp. (“RBSY”), Self-Serve Technologies, Inc. (“SSTI”),  Net2Auction Corporation (“NAC”), AuctionWagon Inc. (“AWI”), Auction Boulevard (“AB”), BizAuctions, Inc. (“BZCN”) and, BizAuctions Corp. (“BAC”), Business Auctions, Inc. (“BSAI”), VoIPCOM USA Inc., (“VCMU”). As of December 31, 2007, the Company owned 100% of Net2Auction Corporation, and AuctionWagon Inc. The Company owned approximately 40% of RoboServer’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 59% control. Self-Serve Technologies, Inc. is a wholly owned subsidiary. RoboServer is publicly traded on the Pink Sheets under the symbol “RBSY.  The Company owned approximately 59% of BizAuctions, Inc.’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 81% ownership or control of BizAuctions, Inc. BizAuctions Corp. and Business Auctions, Inc. are wholly-owned subsidiaries of BizAuctions, Inc. BizAuctions, Inc., is publicly traded on the Pink Sheets under the symbol “BZCN.” The Company owns approximately 97% of VoIPCOM USA, Inc.’s common stock and upon conversion of the Preferred would give the Company approximately 99% control. VoIPCOM USA, Inc. is publicly traded on the Pink Sheets under the symbol “VCMU”. Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s revenues, asset base and achieve profitability.

 The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses, growing the business models of BizAuctions and RoboServer, and or divestitures of our current subsidiaries if an attractive offer from possible suitors is received. As of March 31, 2008, the Company had a total of 15 full time employees and 7 full time consultants.

ROBOSERVER SYSTEMS CORP. (RBSY)

On May 18, 2004, the Company’s subsidiary, Self-Serve Technologies, Inc. (“SSTI”), purchased software and hardware system and self-serve system called Point of Sales (“POS”) from Curtis Chambers, a software engineer and the owner and developer of the POS system, for twenty-five million (25,000,000) shares of the Company’s restricted stock. As part of this transaction, Mr. Chambers assumed the position of Lead Developer with Self-Serve Technologies, Inc. and remained with the Company until he resigned from the Company in September of 2006.

 On August 26, 2004, the Company entered into an agreement whereby it sold 100% of its interest in its subsidiary, Self-Serve Technologies, Inc. to RoboServer. In exchange, RoboServer issued to the Company, 25,000,000 shares of RoboServer, common stock and 6,500,000 shares of RoboServer, preferred stock. The Company acquired approximately 99% of the RoboServer voting rights through the exchange at the time of the transaction. (See page 11 for current ownership.)  As the Company’s subsidiary, RoboServer is now developing the Company’s self-serve kiosk application and point of sale technologies

 The POS-Self-Serve system is a specialized application whereby, utilizing the POS software in a Kiosk application that allows management the flexibility of reducing staffing requirements thus lowering the labor expenses for the restaurant. This application also allows the customer to order the food as well as pay in a much faster time period and reduces the possibility of creating incorrect orders. The original POS software and hardware system have been in commercial use since 2001 in southern California with the new applications in use since December of 2005.

 Since the acquisition of the POS system and self-serve systems, RoboServer has concentrated its development on the RoboServer self-serve kiosk application to the fast-food and full service restaurant industries. RoboServer’s self-serve systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can cut customer waiting time by 33%.

RoboServer free standing kiosks are manufactured by KIS Kiosks. RoboServer’s partnership with KIS allows us to offer the competitive pricing and top quality hardware products available. The market for RoboServer’s point-of-sale and self-serve technologies is increasing rapidly.  Business owners are seeking out self-serve kiosks to allow such owners to provide more efficient services to their customers as well as reduce labor costs. Other partners include Pro-Tech Inc. which is RoboServer’s supplier for outdoor kiosks.  Currently, the very popular two-side “Assisted Server CT-MY1” is manufactured by Team Research and RoboServer holds the licensing rights to the “Assisted-Server CT-MY1” POS self-service units. Business owners have expressed the need to migrate customers to self-service without losing contact with them, thus, RoboServer is the first to market with the “Assisted-Server CT-MY1” to accomplish that.  The “Assisted Server CT-MY1”, is a natural progression from traditional POS line ordering to self-service with the latest version of the “Assisted-Server” referred to as the “3-N-1 POS Self-Server” as it operates as a stand along kiosk, or a Self-Service unit where counter helpers can interact and be part of the ordering process, or strictly as a POS where the counter helper orders and uses as a POS.  All three of these modes of operation have the ability to take credit/debit cards or with attendants input, the customers can pay with cash.

RoboServer has installed two (2) of its pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo’s Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo’s Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Due to on-going maintenance issues at Angelo’s Burgers with the kitchen staff and electrical infrastructure, RoboServer removed the kiosks in the fall of 2007. RoboServer has no plans of reinstalling the kiosk until the maintenance issues are worked out with the staff. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer has installed a 2nd model, a counter-top self-serve unit in the fall of 2006. RoboServer will be installing the “Assisted Server” for a pilot test in the Oceanside DQ in the 2nd or 3rd quarter of 2008.

  RoboServer created two new divisions, iOrder and LineBuster during the fall of 2007 to facilitate the software programming and manufacturing of the hardware or kiosks whether free standing, wall mounted, or counter-top. iOrder provides interactive self-service ordering software for the restaurant and fast-food industry, and develops custom interfaces and systems for a variety of specialized kiosk applications. iOrder offers software for the following industries; restaurants, payment systems, theater, sports and entertainment ticketing and informational systems. LineBuster is the division that provides the kiosk solutions or the hardware which is configured to handle restaurant, theatre, financial and informational applications. The hardware-kiosks are free-standing floor units, wall mounted, and counter-top units. RoboServer shares are quoted on the pink sheets under the stock symbol “RBSY.” For more information, please visit www.roboservercorp.com.

Net2Auction Corporation (NAC)

On December 2, 2004, the Company entered into a stock purchase agreement whereby it sold 100% of its interest in Net2Auction Corporation to Green Endeavors LTD., formerly Net2Auction, Inc., in exchange, Net2Auction, Inc. issued to the Company 25,000,000 shares of Net2Auction, Inc. common stock and 6,500,000 shares of Net2Auction, Inc. preferred stock. Following the exchange, the Company held approximately 99% of the voting rights of Green Endeavor LTD, at the time of the transaction.

AuctionWagon (AWI)

On September 30, 2005, Green Endeavors LTD., formerly Net2Auction, Inc., executed a Stock Exchange Agreement with AuctionWagon, Inc.’s shareholders, whereby AuctionWagon, Inc. shareholders transferred to Green Endeavors LTD., 100% of the outstanding common stock of AuctionWagon Inc. in exchange for 1,825,000 shares of Green Endeavors LTD.,   common stock.

     Green Endeavors LTD. provided the AuctionWagon shareholders a Price Protection on the shares of stock of Green Endeavors LTD. issued in the above transaction. In the event the Green Endeavor LTD. stock price, as of the close of day October 6, 2007, was below the stock price stated in the September 30, 2005 agreement above, Green Endeavors would issue, within thirty days following October 6, 2007, an additional 1,095,000 shares of Green Endeavors LTD., common stock to be distributed to the AuctionWagon Shareholders, pro rata.

The shares were not issued as the Company entered into an agreement to sell its controlling interests in Green Endeavors LTD, to Nexia Holdings, Inc. on June 21, 2007, which was subsequently closed on October 19, 2007.

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 2nd Qtr. of 2008 to the AuctionWagon shareholders.

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

AuctionWagon’s software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AWI has added approximately 200 new customer accounts. AuctionWagon’s software continues to be a widely used by commercial business users doing business on eBay.  To learn more, please visit our website at www.auctionwagon.com.

Auction Boulevard (AB)

On September 14, 2005, Green Endeavors LTD., formerly Net2Auction, Inc. executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc., (“ABI”). Auction Boulevard, conducted sales on eBay for customers who had dropped off items to be sold on a consignment basis. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of Green Endeavors LTD., formerly Net2Auction common stock valued at $0.49 per share, to Jake Ptasznik.

The Company closed down a store in Encino in September of 2007, due to continued losses and subsequently moved the assets and the operations of BizAuctions in San Diego, CA.

BizAuctions, Inc., formerly Kootenai Corp. (BZCN)

On June 27, 2006, Green Endeavors LTD., formerly Net2Auction acquired control of Kootenai Corp. through the purchase of Fifty Million (50,000,000) shares of common stock from the majority shareholder of Kootenai Corp. for, One Hundred Seventy Thousand ($170,000) US dollars. Kootenai Corp. later acquired BizAuctions Corp., from Net2Auction, Inc., for the issuance of Fifty Million (50,000,000) shares of common stock and Twelve Million (12,000,000) shares of Preferred stock. Subsequent to the acquisition of BizAuctions Corp., Kootenai Corp. changed its name to BizAuctions, Inc. BizAuctions, Corp., is a wholly-owned subsidiary of BizAuctions, Inc. BizAuctions is a publicly traded company which trades on the Pink Sheets under the symbol of BZCN.

BizAuctions has established itself as a leader within the eBay marketplace through its online auctions of well known name brand merchandise.  Our designation on eBay as a Power-Seller ranks us amongst the most successful leaders on eBay in terms of sales and customer satisfaction.  With a worldwide audience of approximately 250 million registered users, eBay provides us a well known and established forum to market and sell our merchandise for top dollar in a competitive bidding format.

Our strategy is that of the most basic of economic principles: Buy low and sell high. We have contracted with retailers that are leaders in their industry to purchase salvaged merchandise at a discount and sell for a profit on eBay.  This salvaged merchandise is generally overstock inventory, display models, and customer returns. We sell everything from quality home goods and brand name clothes to high-tech electronics.  We list the merchandise through our own proprietary software which is fully integrated and compliant with eBay.  Once an auction ends, payment is collected via PayPal or credit card.  We have our own designated Account Executives with both eBay and PayPal to help us achieve our highest potential.

Our sales volume and revenue has increased every period, as we have capitalized on the constant demand of a loyal and growing customer base.  Our customers are excited to be able to purchase top of the line merchandise at a discount from retail prices. It is a winning combination that keeps us well positioned in the marketplace.

BizAuctions operates out of San Diego, CA. We are currently providing liquidation services to retailers in California, Arizona and in the process of expanding into other states.  Over the past 2 years, we have created and refined an efficient business model that will allow for expansion and growth in the years ahead. The current operational capacity has the ability to handle much more business that is limited only to our purchasing power. Our goal is to have operations strategically placed throughout the U.S. to accommodate our growth and demand for our products and services.

VOIPCOM USA, INC. (VCMU)

On April 15, 2005, the Company acquired 23,000,000 shares or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. (“VCMU”). VoIPCOM USA, Inc., currently has minimal operations, its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generate assets to be acquired for the Company.

         The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VoIPCOM USA, Inc. however, the Company is considering reselling the shares or placing assets into VoIPCOM USA, Inc. The Company’s common stock is quoted on the pink sheets under the stock symbol “VCMU”. For more information, see www.voipcomusa.com.

On April 12, 2005, the Company executed a convertible promissory note (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase price for the VoIPCOM USA, Inc. shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, and all unpaid principal and interest shall be payable on or before November 12, 2005. The note was guaranteed by the Company. The note was extended on November 4, 2005 through November 4, 2007. The note has conversion rights into VoIPCOM USA, Inc. common stock with the conversion and issuance of Twenty-one Million Six Hundred Thousand (21,600,000) shares of stock on April 7, 2008.

EAGLERIDER DE CANCUN/449/WDHQ

San Diego, California-based 449 Corporation (“449”) and WDHQ Corporation (“WDHQ”) operate EagleRider De Cancun (“ERDC”) franchises, which provides for the rental of Harley Davidson motorcycles and recreational equipment. EagleRider is the only company exclusively licensed by Harley Davidson Motor Corporation to rent Harley Davidson Motorcycles. On September 17, 2004, the Company and Donald Herborn executed a stock purchase agreement whereby the Company acquired a 40% interest in 449 and WDHQ Corporation for 3,000,000 shares of the Company’s common stock and $60,000 cash.

On March 23, 2005, the Company announced the signing of a joint venture agreement with ERDC.  Subsequently, the Company terminated the joint-venture agreement with ERDC, and on April 22, 2005, entered into a Stock Purchase Agreement with Don and Charlene Swedo whereby the Company sold its 40% interest in both 449 and WDHQ for a total purchase price of $55,000.

GREEN ENDEAVORS LTD., FORMERLY NET2AUCTION, INC.

    On October 19, 2007, the Company closed on the Stock Exchange Agreement that was entered into on June 22, 2007 whereby Nexia Holdings, Inc. acquired 90% of the issued and outstanding preferred stock shares of Green Endeavors LTD, formerly Net2Auction, Inc.,  in exchange for the issuance of One Hundred Fifty thousand (150,000) shares of Nexia's Series C Preferred stock with a stated value of $5.00 per share for a total of $750,000. Green Endeavors LTD, retained Thirteen million Sixty thousand Seven Hundred Ninety-one (13,060,791) shares of BizAuctions, Inc. (OTC: BZCN) with a market value of approximately $950,000, at the time of the exchange, and convertible debt of $171,000.

    Pursuant to the terms of the agreement, AmeriResource has retained Five Million (5,000,000) shares of common stock in Green Endeavors LTD, and 10% or Six Hundred Fifty Thousand (650,000) shares of the SuperVoting preferred, and remains a shareholder.  All assets and liabilities of Green Endeavors LTD except for the convertible debt of $171,000 and Thirteen million Sixty Thousand Seven Hundred Ninety-one (13m060,791) shares of BizAuctions, Inc. have been transferred to AmeriResource as part of the close of the transaction with Nexia Holdings, Inc.

    The Corporate structure for the ownership of the common and preferred stock of each of the Company’s subsidiaries is listed in the following charts and is effective as of December 31, 2007.

CORPORATE CHART FOR SUBSIDIARY OWNERSHIP OF COMMON STOCK

AmeriResource Technologies, Inc.
¦
¦
Net2Auction Corporation 100%	Auction Wagon, Inc. 100%	BizAuctions, Inc. 59%		West Texas Real Estate 100%	RoboServer Systems Corp. 40%	VoIPCOM USA, Inc. 97%
		¦			¦
		BizAuctions Corp. 100%			Self- Serve Technologies, Inc. 100%
¦
Business Auctions, Inc. 100%

CORPORATE CHART FOR SUBSIDIARY OWNERSHIP UPON CONVERSION OF  SUPERVOTING PREFERRED STOCK

AmeriResource Technologies, Inc.
¦
¦
Net2Auction Corporation 100%	Auction Wagon, Inc. 100%	BizAuctions, Inc. 81%		West Texas Real Estate 100%	RoboServer Systems Corp. 59%	VoIPCOM USA, Inc. 99%
		¦			¦
		BizAuctions Corp. 100%			Self- Serve Technologies, Inc. 100%
¦
Business Auctions, Inc. 100%

Compliance with Sarbanes-Oxley Act of 2002

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the Company and its Officers believe the Form 10-KSB for year-ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Risks Related to Companies Business

There is substantial doubt about the Company’s ability to continue as a going concern due to insufficient revenues to cover our operating costs, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2007 and 2006 financial statements. The auditors noted in their report the Company has generated significant losses from operations, had an accumulated deficit of ($24,490,709) and a working capital deficit of ($1,931,196) as of December 31, 2007. These factors, raised by the auditors, give substantial doubt about the Company’s ability to continue as a going concern. These general conditions have continued through the first quarter of 2008, resulting in additional deficits in the operations of the Company.

Management anticipates the Company will incur net losses for the year-end results of December 31, 2008. To the extent the Company does not generate additional revenue from its existing operations, obtain additional funding, that its stock price does not increase, that additional adjustments are not made to decrease operating expenses do not occur, then the Company may not have the ability to continue as a going concern. The financial statements which accompany this filing do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Investment

The Company expects the price of its common stock to be volatile. As a result, investors could suffer greater market losses in a down market than they might experience with a more stable stock. Volatility in our stock may also increase the risk of having to defend a securities class action suit, which could be expensive and divert management’s attention from managing the Company’s operating businesses.

The market price of the Company’s common shares has been subject to wide fluctuations in response to several factors, such as:

  Significant dilution
  Actual or anticipated variation in the results of operations
  Announcement of acquisitions
  Changes in the areas of operations of the company
  Expanded operations of the company
  Additional Funding

The stock market generally, has experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company. In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities. If such a class action suit is brought against the Company it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

Our stock value is dependent on our ability to generate net cash flows.

A large portion of any potential return on our common stock will be dependent on our ability to generate net cash flows.

If we cannot conduct our operations at a net profit, there will be no return on shareholders’ equity, and this could result in a loss of share value. No assurance can be given that we will be able to operate at a net profit now or in the future.

Our stock may be subject to significant restrictions on resale due to federal penny stock regulations.

Our stock differs from many stocks because it is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate penny stocks. These rules require that a broker-dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock. The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction, and information related to any cash compensation paid to any person associated with the broker-dealer.

These rules may affect your ability to sell our shares in any market that may develop for the Company’s stock. Should a market for our stock develop among dealers, it may be inactive. Investors in penny stocks are often unable to sell stock back to the dealer that sold it to them. The mark-ups or commissions charged by broker-dealers may be greater than any profit a seller can make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold it to them. In some cases, the stock value may fall quickly. Investors may be unable to gain any profit from any sale of the stock, if they can sell it at all.

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

  control of the market for the security by one or a few broker-dealers that are often related to  the promoter or issuer; and
  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; and
  boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; and
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses;

Investors must contact a broker-dealer to trade Over-the-Counter Bulletin Board (OTC: BB) securities. As a result, you may not be able to buy or sell our securities at the times you may wish.

Even though our securities are quoted on the “OTCBB” that may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the “OTCBB”, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. When investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Reports to Security Holders

We are not required to deliver an annual report to security holders and do not plan to send a copy of the annual report to them. If we choose to create an annual report, it will contain audited financial statements. We do intend to file all required information with the SEC. We plan to file with the SEC our Forms 10-KSB, 10-QSB and all other forms that are or may become applicable to us.

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

The self service market is competitive, particularly in the fast food industry. We compete with substantially larger companies for the markets that fit within our business plan. Some of these companies are national or regional companies with far greater resources than ours. The presence of these competitors may significantly impede our business growth or survival. While this technology is not necessarily new, the fast food industry is now starting to embrace it as a customer service with cost savings and innovative technology.

The business overstock liquidation market is competitive, particularly when dealing with large national retailers. We compete with a multitude of different companies for the business and markets that fit within our business plan. Some of these companies are national or regional companies with greater resources than ours.  Others are smaller with a single storefront location for resale of liquidated products.  The presence of some of these competitors may significantly impede our business growth or survival. We continue to place great importance on strategic planning and proper expansion and constantly strive to minimize costs and maximize profits.

The Company’s ability to generate enough revenue to operate profitably is dependent on the ability to attract both large and small retailers with overstock and returned items for liquidation and not restocking.  Also, it is imperative that we continue to search for venture partners and better methods to liquidate overstock and returns.

Our ability to satisfy fixed operating costs associated with our business could be seriously affected by any rise in expenses such as: lease costs, shipping, warehousing, insurance, internet listing fees and general overhead costs. While we can negotiate costs and pass on to others, some of these costs should they occur, impede our ability to compete with larger and more established regional competitors.

The Company may expand into markets in areas outside where the company has no experience and where our contracts lead and into areas outside of our current operations.

The Company may expand outside the area of its current focus as contracts are secured and appropriate opportunities arise. Some of the risks in operating in new market areas would include: a lack of market knowledge and understanding of the local economies, higher lease costs, an inability to identify promising development opportunities, an inability to obtain qualified development and maintenance personnel, and a lack of familiarity with local government and permitting procedures. Any of these factors could cause the Company to incur costs greater than anticipated and limit the success of any expansion opportunity that may be undertaken, which would reduce the Company’s profitability and limit its growth.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company’s corporate offices consist of two offices with approximately 510 sq. ft., and are located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The offices are subject to a six (6) month lease with an option to renew for an additional six (6) months at $985 per month, and a six (6) month lease for the second office at $868 per month, respectively.

Auction Boulevards-Green Endeavors LTD., formerly Net2Auction, Inc. office was located at 17412 Ventura Boulevard, Encino, CA 91316 and consisted of approximately 700 sq. ft. of office space and 800 sq. ft. of warehouse space for $2,587.76. The office lease extends through December 31, 2008.

The Company is currently working with a leasing agent in Encino for the sublease of the space to a business that is in the graphic arts industry.

17412 Ventura Boulevard, Encino CA is $3,419 per month that extends through December 31, 2008.

The engineering and sales office of RoboServer Systems and Self-Serve Technologies lease ended on September 30, 2006, which had been located in Carlsbad, California 92008. RoboServer moved its engineering and sales office from the Carlsbad location to the office/warehouse previously occupied by Net2Auction consisting of approximately 980 sq. ft. of office space and1100 sq. ft. of warehouse. The office/warehouse is located at 10979 San Diego Mission Rd., San Diego California 92008, and is being subleased from Net2Auction Corporation for $.995 cents per sq. ft.

The Company’s subsidiary, AuctionWagon, Inc.’s management and sales offices consist of approximately 2,100 sq. ft. of office and warehouse space, and are located at 10696 San Diego Mission Rd., San Diego, California, 92108.  The office/warehouse is being subleased from Net2Auction Corporation at approximately, $1.07 per sq. ft. with the lease running through September 30, 2008, and at the following monthly prices;

10979 San Diego Mission Rd., office from October 1, 2006 through September 30, 2008 is $2,011.04, per month.
10969 San Diego Mission Rd., office from September 1, 2005 through September 30, 2008 is $2,268.99, per month.

 BizAuctions Corp., and BizAuctions Inc., moved its office/warehouse to 1510 Corporate Center Drive, San Diego, California, 92154 on August 27, 2006. Net2Auction Corp. entered into a Lease Agreement (“Lease”) with Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego, California, 92154. The premise governed by the lease is a freestanding industrial office-warehouse space consisting of approximately 20,193 square feet. The Lease term is three (3) years and three (3) months and the Lease will terminate on October 17, 2009, with an option for an additional two (2) years, and at the following monthly prices;

1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115.80 withcam charges of $3,231, per month.
1510 Corporate Center Drive from August 1, 2007 through July 31, 2008 is $12,540 withcam charges of $3,231, per month.
1510 Corporate Center Drive from August 1, 2008 through October 17th, 2009 is $12,979with cam charges of $3,231, per month.
Option Years
1510 Corporate Center Drive from October 17, 2009 through October 17, 2010 is $13,433 with cam charges of $3,231, per month.
1510 Corporate Center Drive from October 17, 2010 through October 17, 2011 is $13,903with cam charges of $3,231, per month.

 The Lease was guaranteed by Delmar Janovec and Brent Crouch.

ITEM 3.    LEGAL PROCEEDINGS

The following litigation involves the Company and its subsidiaries all of which have been resolved, have entered into settlement agreements, and are pending issues.

David Stark, Plaintiff vs. Green Endeavors LTD, formerly Net2Auction, Inc., a Delaware corporation, Net2Auction Corporation, a Nevada corporation, Delmar Janovec, an individual, Justin Keener, an individual, and Kevin Woltjen, an individual, and d/b/a Woltjen Law Firm. The plaintiff filed a complaint on March 28, 2006, in the Superior Court of California, San Diego County, Case No. 862855, against the defendants for breach of contract, fraud, promise made without intent to perform, conspiracy, and breach of implied covenant of good faith and fair dealing, misrepresentation, negligent misrepresentation of fact relating to compensation earned by Stark under a consulting agreement entered into between Stark and the Company. Stark is seeking injunctive relief and compensatory, punitive, and general damages against the Company. The Company denied all allegations in the complaint and vigorously defended its position on the matter with the Party’s reaching a settlement outside of the Courts on or about May 24, 2006. The settlement was reached with the Plaintiff, the Company, and Delmar Janovec on or about May 24, 2006, whereby the Plaintiff was allowed to retain the stock issued to him as a consultant and sell the stock pursuant to the regulations governed by Rule 144. Defendants, Kevin Woltjen and Justin Keener, were dismissed with prejudice from the lawsuit, as there were insufficient grounds for the original claims made against Woltjen and Keener.

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

Don Davidson, Plaintiff vs. BizAuctions Corporation and Delmar Janovec; The plaintiff filed a complaint in 21st Judicial Circuit Court, St. Louis County, Missouri, Case Number 08SL-CC00079. The complaint was filed for breach of a contract for a failure to repay a loan in the amount of $100,000, plus interest, legal and court fees. The company and Delmar Janovec are in discussions with the Plaintiff on a settlement agreement or repayment plan. The loan was not guaranteed by AmeriResource.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2007 the Company submitted the following proposals to the Company’s shareholders:

.
To Our Stockholders:

This Information Statement is furnished to the stockholders of AmeriResource Technologies, Inc., a Delaware corporation (“ARRT”), in connection with the following corporate action in connection with resolutions of the Board of Directors and the written consent of holders of in excess of 50% of the voting rights of AmeriResource  providing for shareholder authorization to the board of directors of the corporation to increase the number of authorized shares of the common stock of the corporation from 3 billion shares to 50 billion shares and that the par value of shares of the common stock shall remain $0.0001.

AmeriResource is not asking you for a proxy and you are requested to not send a proxy.

Only stockholders of record at the close of business on February 14, 2008 shall be given a copy of the Information Statement.

By Order of the Board of Directors

/s/ Delmar Janovec
Delmar Janovec, President

This information statement is being furnished to all holders of the common stock of AmeriResource in connection with the Proposed Action by Written Consent to authorize the Board of Directors to carry out an increase in the number of authorized shares of common stock to 50 billion shares.

ITEM 1.

INFORMATION STATEMENT

This information statement is being furnished to all holders of the common stock of AmeriResource Technologies, Inc., a Delaware Company ("ARRT"), in connection with resolutions of the Board of Directors and the written consent of the holders of in excess of 50% of the voting rights of the shareholders of AmeriResource.  The board of directors, as approved by the written consent of the holders of in excess of 50% of the voting rights of the shareholders of AmeriResource, provides public notice of the approval and authorization for an increase in the number of authorized shares of the common stock of AmeriResource to 50 billion.  The Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock would be filed at a future date and time to be determined by the Board of Directors.

The Board of Directors, and persons owning a majority of the outstanding voting securities of AmeriResource, have unanimously adopted, ratified and approved the proposed actions by the AmeriResource Board of Directors.  No other votes are required or necessary.  See the caption "Vote Required for Approval" below.  The increase in the authorized number of common shares would become effective upon filing of an amendment to the Articles of Incorporation of AmeriResource with the Delaware Secretary of State’s office.

The Form 10-QSB for quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and the form 10-KSB for the year ended December 31, 2006, and any reports on Form 8-K filed by ARRT during the past year with the Securities and Exchange Commission may be viewed on the Securities and Exchange Commission’s web site at www.sec.gov in the Edgar Archives.  AmeriResource presently current in the filing of all reports required to be filed by it.  See the caption Additional Information, below.

GRANT AUTHORITY TO THE BOARD OF DIRECTORS TO AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF COMMON SHARES TO FIFTY BILLION.

AmeriResource Articles of Incorporation, as currently in effect, authorizes the Corporation to issue up to 3,000,000,000 shares of common stock, par value $0.0001 per share. The Board of Directors has proposed an increase in the number of authorized shares of the common stock of AmeriResource.  Upon the approval by the consenting shareholders holding a majority of the outstanding voting securities and then the filing of the Amended Articles of Incorporation, AmeriResource will be authorized to issue 50,000,000,000 shares of common stock, the stated par value per share will be $0.0001 and the authorized shares of preferred stock, $0.001 par value per share, will remain at 10,000,000 shares.

The Board of Directors believes that it is in AmeriResource and AmeriResource stockholders' best interests to increase the availability of additional authorized but unissued capital stock to provide the Corporation with the flexibility to issue equity for other proper corporate purposes which may be identified in the future. Such future activities may include, without limitation, raising equity capital, adopting Employee Stock or Incentive Plans or making acquisitions through the use of stock. The Board of Directors has no immediate plans, understandings, agreements or commitments to issue additional shares of stock for any purpose not previously disclosed in the company’s public filings.

The Board of Directors believes  the increase in authorized capital will make a sufficient number of shares available, should AmeriResource decide to use its shares for one or more of such previously mentioned purposes or otherwise. AmeriResource reserves the right to seek a further increase in authorized shares from time to time in the future as considered appropriate by the Board of Directors.

The increased capital will provide the Board of Directors with the ability to issue additional shares of stock without further vote of the stockholders of AmeriResource, except as provided under Delaware corporate law or under the rules of any national securities exchange on which shares of stock of AmeriResource are then listed. Under AmeriResource Articles, the AmeriResource stockholders do not have preemptive rights to subscribe to additional securities which may be issued by AmeriResource, which means that current stockholders do not have a prior right to purchase any new issue of capital stock of AmeriResource in order to maintain their proportionate ownership of AmeriResource stock.  In addition, if the Board of Directors elects to issue additional shares of stock, such issuance could have a dilutive effect on the earnings per share, voting power and shareholdings of current stockholders.

In addition to the corporate purposes discussed above, the authorization of additional capital, under certain circumstances, may have an anti-takeover effect, although this is not the intent of the Board of Directors. For example, it may be possible for the Board of Directors to delay or impede a takeover or transfer of control of AmeriResource by causing such additional authorized shares to be issued to holders who might side with the Board in opposing a takeover bid that the Board of Directors determines is not in the best interests of AmeriResource and our stockholders. The increased authorized capital therefore may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, the increased capital may limit the opportunity for AmeriResource stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. The increased authorized capital may have the effect of permitting AmeriResource current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of AmeriResource business. However, the Board of Directors is not aware of any attempt to take control of AmeriResource and the Board of Directors did not propose the increase in AmeriResource authorized capital with the intent that it be utilized as a type of anti-takeover device.

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion describes certain material federal income tax considerations relating to the proposed increase in authorized shares.  This discussion is based upon the Internal Revenue Code, existing and proposed regulations thereunder, legislative history, judicial decisions, and current administrative rulings and practices, all as amended and in effect on the date hereof.  Any of these authorities could be repealed, overruled, or modified at any time.  Any such change could be retroactive and, accordingly, could cause the tax consequences to vary substantially from the consequences described herein. No ruling from the Internal Revenue Service (the “IRS”) with respect to the matters discussed herein has been requested, and there is no assurance that the IRS would agree with the conclusions set forth in this discussion.

This discussion may not address federal income tax consequences that may be relevant to particular shareholders in light of their personal circumstances or to shareholders who may be subject to special treatment under the federal income tax laws.  This discussion also does not address any tax consequences under state, local or foreign laws.

SHAREHOLDERS ARE URGED TO CONSULT THEIR TAX ADVISORS AS TO THE PARTICULAR TAX CONSEQUENCE OF THE INCREASE IN AUTHORIZED SHARES  FOR THEM, INCLUDING THE APPLICABILITY OF ANY STATE, LOCAL OR FOREIGN TAX LAWS, CHANGES IN APPLICABLE TAX LAWS AND ANY PENDING OR PROPOSED LEGISLATION.

The increase in the number of authorized shares will not affect any existing shareholder’s number of shares as they currently exist.

QUESTIONS AND ANSWERS REGARDING THE PROPOSED INCREASE IN THE NUMBER OF AUTHORIZED COMMON SHARES AND OR THE CHANGE IN THE STATED PAR VALUE OF THE COMMON STOCK

Q.     WHY HAS THE PROPOSAL BEEN MADE TO INCREASE THE NUMBER OF COMMON SHARES?
A.  Our Board of Directors believes that the authorized shares of Common Stock remaining available for issuance is not sufficient to enable AmeriResource to respond to potential business opportunities and to pursue important objectives that may be anticipated. Accordingly, our Board of Directors believes that it is in our best interests to increase the number of authorized shares of Common Stock as proposed. Our Board of Directors believes that the availability of such shares will provide us with the flexibility to issue Common Stock for proper corporate purposes that may be identified by our Board of Directors from time to time, such as financing, acquisitions, compensation of employees, the establishment of strategic business relationships with other companies or the expansion of AmeriResource business or product lines through the acquisition of other businesses or products. The increase in the number of authorized shares of common stock is recommended by Ameriresource Board in order to provide a sufficient reserve of such shares for the future growth and requirements of AmeriResource.

The Board of Directors also believes the availability of additional shares of Common Stock will enable AmeriResource to attract and retain talented employees, directors and consultants through the grant of stock options and other stock-based incentives.

Q.     HAS THE BOARD OF DIRECTORS APPROVED THE PROPOSAL TO INCREASE THE NUMBER OF COMMON SHARES?
A.     The sole member of the Board of Directors, Delmar Janovec has approved the increase in the number of common shares as in the best interest of AmeriResource and the best interest of the current shareholders of AmeriResource.

Q.     WILL I RECEIVE ANY ADDITIONAL SHARES OR A DIFFERENT CLASS OF SHARES AS A RESULT OF THESE PROPOSALS?
A.     As a current shareholder of AmeriResource your class of stock and the number of shares that you hold will not be affected or change as a result of the adoption of the proposals.  For example, a current holder of 500 shares of common stock will remain a holder of 500 shares of common stock.

Q.  WILL THE CHANGES TO THE ARTICLES OF INCORPORATION RESULT IN ANY TAX LIABILITY TO ME?
A.  The proposed changes are intended to be tax free for federal income tax purposes.

Q.  WHAT VOTE OF THE SHAREHOLDERS WILL RESULT IN THE PROPOSAL BEING PASSED?
A.  To approve the proposal, the affirmative vote of a majority of the potential votes cast as stock holders is required.  Consents in favor of the proposal have already been received from shareholders holding a majority of the voting securities of AmeriResource.

Q.  WHO IS PAYING FOR THIS INFORMATION STATEMENT?
A.  The Company will pay for the delivery of this information statement.

Q.  WHOM SHOULD I CONTACT IF I HAVE ADDITIONAL QUESTIONS?
A: Delmar Janovec, President of AmeriResource, 3440 East Russell Road, Suite 217, Las Vegas, Nevada 89120 (702) 214-4249 or if by email, dajanovec01@ameriresourcetechnologies.com.

VOTE REQUIRED FOR APPROVAL

The vote required to approve the proposal is the affirmative vote of the holders of a majority of AmeriResource voting stock.  Each holder of Common Stock is entitled to one (1) vote for each share held.  The record date for purposes of determining the number of outstanding shares of voting Stock of AmeriResource and for determining Stockholders entitled to vote, is the close of business on February 14, 2008 (the “Record Date”).  As of the Record Date, AmeriResource has outstanding 1,197,258,308 shares of Common Stock and 1,558,287 shares of preferred stock.

Section 228 of the Delaware General Corporate Law (“Delaware Law”) provides that the written consent of the holders of the outstanding shares of voting stock, having not less than the minimum number of votes which would be necessary to authorize or take action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for such a meeting.

Pursuant to Section 228 of the Delaware Law, a majority of the outstanding voting shares of stock entitled to vote thereon is required in order to amend the Articles of Incorporation and to thus increase the number of authorized shares.  In order to eliminate the costs, delay and management time involved in having a special meeting of Stockholders and obtaining proxies and in order to effect the proposed increase in authorized shares as early as possible, the Board of Directors of AmeriResource voted to utilize, and did in fact obtain, the written consent of the holders of a majority of the voting power of AmeriResource as of the Record Date.

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

DISSENTER'S RIGHTS OF APPRAISAL

The Delaware General Corporation Law does not provide for dissenter's rights in connection with the proposed restatement of the Articles of Incorporation.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for the Company’s stock is Interwest Transfer Company, Inc., P.O. Box 17136, Salt Lake City, Utah 84117, telephone number of (801) 272-9294.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Board of Directors fixed the close of business on February 14, 2008 as the record date for the determination of the common shareholders entitled to notice of the action by written consent.

At the record date, AmeriResource had issued and outstanding 1,197,258,308 shares of common stock, $0.0001 par value, and 1,558,287 shares of preferred stock. Shareholders and corporations holding a controlling interest equaling more than fifty percent (50%) of the voting rights of AmeriResource, as of the record date, have consented to the proposed amendments to the Articles of Incorporation. The shareholders have consented to the action required to adopt the amendment of AmeriResource Articles of Incorporation.  This consent was sufficient, without any further action, to provide the necessary stockholder approval of the action.

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT STOCKHOLDERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of February 14, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of February 14, 2008, there were 1,197,258,308 shares of common stock issued and outstanding.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Preferred Series C Shares ($0.001 par value)	Delmar Janovec 3440 E. Russell Road, Suite 217 Las Vegas, Nevada 89120	1,000,000(1)	100%
Common Stock ($0.0001 par value)	Delmar Janovec 3440 E. Russell Road, Suite 217 Las Vegas, Nevada 89120	32,583,887	0.008%
Common Stock ($0.0001 par value)	Delmar Janovec 3440 E. Russell Rd., Suite 217 Las Vegas, Nevada 89120 Upon conversion of Preferred Series C	3,077,000,000	72%
Common Stock ($0.0001) par Value	Directors and Executive Officers as a Group Upon conversion of Preferred Series C	3,109,583,887	73%
(1)   Preferred Series C has voting rights of 3,077 to 1 of the common stock, these shares give Mr. Janovec 3,077,000,000 votes in any shareholder vote and his personal vote of these shares may not always be exercised in the best interest of the balance of the common stock shareholders.

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

INTEREST OF CERTAIN PERSONS IN MATTERS TO BE ACTED UPON

No director, executive officer, nominee for election as a director, associate of any director, executive officer or nominee or any other person has any substantial interest, direct or indirect, by security holdings or otherwise, in the proposed increase in the number of authorized shares of AMRE’s common stock and the restatement of the  par value of those shares or in any action covered by the related resolutions adopted by the Board of Directors, which is not shared by all other stockholders.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “ARRT”.  The Common Stock had traded under the symbol “AMRE” until the Company’s Board of Directors affected a reverse stock split on or about December 11, 2007. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2007, and 2006, which have been adjusted to reflect the December 11, 2007 reverse stock split of one-for-fifty (1-for-50).  The quotations below reflect the reverse stock split of the Company’s Common Stock and inter-dealer prices without retail markup, markdown or commission. The quotations may not represent actual transactions:

Year	Quarter	High	Low
2007	First	$0.0002	$0.0005
	Second	$0.0009	$0.0003
	Third	$0.0002	$0.0002
	Fourth	$0.045	$0.0011

Year	Quarter	High	Low
2006	First	$0.1850	$0.0080
	Second	$0.0120	$0.0035
	Third	$0.0288	$0.0008
	Fourth	$0.0189	$0.0048

Shareholders

The Company is authorized to issue Three Billion (3,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock (“Preferred Stock”), as of December 31, 2007. Subsequent to the filing of the Form 10-KSB, the Company filed with the State of Delaware an Amendment to the Articles of Incorporation whereby increasing the authorized from Three Billion (3,000,000,000) to Fifty Billion (50,000,000,000) that became effective on March 7, 2008. Please see Item 4. Submission of Matters to a Vote of Security Holders of the Form 10-KSB for additional information. As of March 31,, 2008, there were approximately 1,302 shareholders of record holding a total of 3,982,258,308 shares of Common Stock, although management believes approximately 9,317 persons own our common stock beneficially, either of record or thru broker, bank or other nominee.

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

Preferred Stock

No trading market currently exists for the Company's preferred stock.  The Company has five (5) series of Preferred Stock, A, B, C, D, and E. As of April 10, 2008, there were fifteen (15) shareholders of record of the Company’s Series A Preferred Stock holding a total of 131,275 shares.  As of March 31, 2008, there was one (1) shareholder of record of the Company's Series B Preferred Stock holding a total of 177,012 shares. As of March 31, 2008, there was one (1) shareholder of record of the Company's Series C Preferred Stock holding a total of 1,000,000 shares. As of March 31, 2008, there was one (1) shareholder of record of the Company's Series D Preferred Stock holding a total of 250,000 shares. As of March 31, 2008 there was zero (0) shareholders of record of the Company's Series E Preferred Stock.

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Please see the Introductory Statement in Part I for further information relating to such forward looking statements.

Overview

The Company currently operates as a holding company with operations through its subsidiaries. Our operations for 2007 were conducted through our majority and minority-owned subsidiaries, RoboServer Systems Corp., Self-Serve Technologies, Inc., Green Endeavors LTD., formerly Net2Auction, Inc., Net2Auction Corporation, AuctionWagon Inc., trade name of Auction Boulevard, Inc., BizAuctions, Inc., BizAuctions Corp., Business Auctions, Inc.,  West Texas Real Estate Resources, Inc., and VoIPCOM USA, Inc.

The Companies business strategy for this calendar year involves the continued expansion of BizAuctions commercial accounts with major retailers for their overstocks, excess inventories, and merchandise that are returned to the retailer by the consumer. BizAuctions purchases the merchandise for significant discounts and/or takes in the merchandise on a consignment bases for the sale of the merchandise on eBay.

RoboServer Systems has developed two new products in 2007, the dual screen counter-top Assisted-Server CT-MY 1 and the Assisted-Server 3-N-1 POS Self-serve model. Both of these models serve as an Assisted-Server stand alone kiosk or a Self-Serve unit where the counter staff can interact or assist the customer or strictly serves as a POS. The units have the ability to take credit/debit cards or the customer can pay with cash. We anticipate the restaurant and fast-food industry will begin migrating to the self-serve technologies this year with more commitment to purchasing a system that will deliver the self-serve technologies.

 Management is encouraged by the prospects of its market expansion opportunities with BizAuctions into the commercial eBay liquidation services for excess inventory, overstock items, and merchandise that have been returned to the retailer by the consumer. BizAuctions has increased its commercial services to out-of-state retailers in Arizona and is in the process of expanding into other states to provide our services with some of the Nation’s leading retailer-wholesaler names that are at the forefront of their industries.

   Management has observed favorable market trends for both BizAuctions and RoboServer during 2007, and anticipates the year of 2008 will show much improvement in the operations of the Company and its subsidiaries.

Financial Condition Overview

              The Company can sustain its cash requirements without raising additional funds for the next three months. While the Company is not currently undertaking fundraising activities, RoboServer and BizAuctions are currently engaged in fundraising activities. Further, the Company continues to settle as much debt from the balance sheet as possible through the issuance of equity.

The Company does expect to add a number of employees and consultants during the calendar year 2008.

RESULTS OF OPERATIONS

Revenues

    Revenues for the fiscal year-ended December 31, 2007, were $3,082,769 from $892,424 for the same period ended December 31, 2006. This represented an increase of $2,190,345 or 245% from December 31, 2006 to December 31, 2007.

Operating Loss

    Operating loss for fiscal year-ended December 31, 2007 was ($3,564,779) as compared to ($3,567,229) for December 31, 2006. The decrease in operating loss of $2,450 was the result of an increase in the operations and expansion of BizAuctions, and RoboServer. The increase in operations resulted in an increase in the General and Administrative expenses from $687,792 for 2006 to $807,132 for 2007, an increase in consulting expense from $2,150,882 in 2006 to $2,362,802 for 2007, and an increase in salaries from $506,584 in 2006, to $ 671,531 for 2007.

Net Loss

    The Company’s net loss decreased to ($1,375,928) in 2007 as compared to a net loss of ($2,331,532) in 2006. The decrease in net loss resulted from an increase in revenues, gross profits, and a gain on sale of subsidiary of $1,062,294, offset by a $195,650 increase in interest expense.

Expenses

    Operating expenses for the fiscal year-ended December 31, 2007 and December 31, 2006, were $4,038,953 and $3,755,565, respectively. This is an increase of $283,388 from December 31, 2006 to December 31, 2007. The increase in operating expenses is primarily attributed to an increase in operations.  Expenses for consulting fees in 2007 were $2,362,802 as compared to $2,150,882 in 2006, salary expenses in 2007 increased from $506,584 in 2006 to $671,531 for 2007, and General and Administration expenses increased from $687,792 in 2006 to $$807,132 for 2007.

Expenses	2007	2006
General and Adminstrative	$807,132	$687,792
Consulting	2,362,802	2,150882
Employee Salaries	671,531	506,884
Interest Expense	291,367	95,717
Legal and Professional	192,638	410,307

LIQUIDITY AND CAPITAL RESOURCES

    The Company’s current assets as of December 31, 2007 are $297,813. This amount is in cash, inventory, and a note receivable. Other assets and fixed assets are $1,508,049 and $145,101, net after depreciation, respectively.

    For the year-ended December 31, 2007, the Company’s account payables were $387,174. The Company had notes payable in the amount of $858,550, and notes payable to related parties of $550,881, and accrued expenses totaling $464,404.

The Company plans to decrease its liabilities and increase its assets by increasing the revenues thus generating an increase in both gross and net profits for BizAuctions, Inc. and RoboServer Systems Corp. as well as converting debt to equity through the issuance of its securities. The Company intends to continue to improve shareholder equity by acquiring income-producing assets that are generating profits.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles that are accepted in the United States of America. The Company has incurred cumulative losses through December 31, 2007 of ($23,035,266) with a working capital deficit of ($1,963,196), all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied upon its chief executive officer, Delmar Janovec, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company’s weak liquidity and capital resources. Additionally, the Company may continue to use its equity and resources of its chief executive officer to finance operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Janovec will continue to assist in financing the Company’s operations.

ITEM 7.      FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year-ended December 31, 2007 are attached hereto beginning on page F-1.

AMERIRESOURCE TECHNOLOGIES, INC.
AND SUBSIDIARIES
_____________________________

CONSOLIDATED FINANCIAL STATEMENTS
_________________

DECEMBER 31, 2007
AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

/Letterhead/
Board of Directors
Ameriresource Technologies Inc.

Report of Independent Registered Accounting Firm

We have audited the accompanying consolidated balance sheet of Ameriresource Technologies Inc. (the Company) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriresource Technologies Inc. and subsidiaries as of December 31, 2007, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
April 11, 2008
Salt Lake City, Utah

F-

AMERIRESOURCE TECHNOLOGIES, INC.
Consolidated Balance Sheet
As of December 31, 2007
Audited

ASSETS
Current Assets:
Cash	$156,028
Prepaid expenses	6,000
Accounts receivable	300
Inventory	119,220
Notes receivable	16,265

Total current assets		297,813

Fixed Assets
Fixed assets at cost	216,757
Accumulated depreciation	(71,656)

Net fixed assets		145,101

Other Assets
Investment in marketable securities	850,000
Intangible assets-net of accumulated amortization	125,271
Goodwill	507,496
Deposits	25,282

Total other assets		1,508,049
Total Assets		$1,950,963
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$387,174
Notes payable	858,550
Note payable – related party	550,881
Accrued liabilities	464,404

Total current liabilities		2,261,009

Commitments and contingencies		250,571

Total liabilities		2,511,580

Stockholders' deficit
Preferred stock, $.001 par value; authorized, 10,000,000	131
Shares; Class A, issued and outstanding, 131,275 shares
Preferred stock, $.001 par value; authorized, 10,000,000	177
Shares; Class B, issued and outstanding, 177,012 shares
Preferred stock, $.001 par value; authorized, 1,000,000	1,000
Shares; Class C, issued and outstanding, 1,000,000 shares
Preferred stock, $.001 par value; authorized, 750,000	250
Shares; Class D, issued and outstanding 250,000
Common Stock, $.0001 par value; authorized, 3,000,000,000
Shares; issued and outstanding, 159,154,238 shares	15,915
Comprehensive loss on marketable securities	(3,108)
Additional paid in capital	22,434,822
Accumulated deficit	(23,035,266)
Minority Interest	25,462

Total stockholder' deficit		(541,617)

Total Liabilities and Stockholder's deficit		$1,950,963

AMERIRESOURCE TECHNOLOGIES, INC.
Consolidated Statements of Operations
Audited

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006

Revenues	$3,082,769	$892,424

Cost of goods sold	2,608,595	704,088

Gross profit (loss)	474,174	188,336

Operating expenses
General and administrative	807,132	687,792
Salaries	671,531	506,584
Legal & professional	192,638	410,307
Research and development	4,850	-
Consulting	2,362,802	2,150,882

Operating loss	(3,564,779)	(3,567,229)

Other income (expense)
Gain on sale of subsidiary	1,062,294
Loss on disposal of assets	(58,850)
Interest expense	(291,367)	(95,717)
Impairment loss	(29,715)	-
Gain on relief of debt	232,067	35,000

Total other income (expense)	914,429	(60,717)

Net loss before income tax provision	(2,650,350)	(3,627,946)

Minority interest	1,274,422	1,296,414

Income tax provision	-	-

Net income (loss)	$(1,375,928)	$(2,331,532)

Earnings (Loss) per share	$(0.044)	$(0.54)

Weighted average common shares outstanding	30,812,182	4,321,540

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
Audited

	$.0001 Par Value Common Stock Number of Shares	Amount	Preferred Stock Number of Shares	$.001 Par Value Preferred Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Minority Interest

Balance at December 31, 2005	2,073,853	$207	1,558,287	$1,558	$18,236,667	$(3,108)	$(19,327,806)	$685,338

Shares issued:
Consulting services	4,674,184	467			1,760,804
Legal and professional services	416,662	42			186,037
Extension/modification of note	24,880	2			20,946
Minority interest (net)								(613,361)
Net Loss for the year ended December 31, 2006							(2,331,532)

Balance at December 31, 2006	7,189,579	$718	1,558,287	$1,558	$20,204,454	$(3,108)	$(21,659,338)	$71,977

Shares issued:
Consulting services	132,831,910	13,286			1,991,549
Legal and professional services	1,212,749	120			64,511
Options	17,920,000	1,791			174,308
1 for 50 reverse stock split 12-11-2007
Minority interest (net)								(46,515)
Net loss for the year ended December 31, 2007							(1,375,928)

Balance at December 31, 2007	159,154,238	$15,915	1,558,287	$1,558	$22,434,822	$(3,108)	$(23,035,266)	$25,462

AMERIRESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
Audited

	2007	2006
Net Income (Loss)	(1,375,928)	(2,331,532)
Reconciliation of net loss to cash used in operation activities: Non-cash items:
Depreciation and amortization	66,699	64,190
Gain on relief of debt income	(232,067)	(35,000)
Loss on write down of assets	29,715
Common stock issued for services	2,492,353	2,137,534
Gain on sale of subsidiary	(1,062,294)
Loss on store closure	58,850
Minority interest	(1,274,422)	(1,296,414)
Changes in operating assets and liabilities
(Increase) in Deposits	(192)	(16,210)
(Increase) in inventories	(16,877)	(99,221)
(Increase) Decrease in notes receivables	(10,500)	221
(Increase) in prepaid expenses	(1,000)	(5,000)
Increase in accounts payable and accrued liabilities	417,228	296,124

Net cash provided by (used in) operating activities	(908,435)	(1,285,308)

Cash flows from investing activities:
Proceeds from sale of assets	11,500	-
Purchase of Fixed Assets	(17,227)	(86,953)
Cash Portion of subsidiary purchase	-	(171,000)

Net cash provided (used in ) investing activites	(5,727)	(257,953)

Cash flows from financing activities:
Proceeds from issuance of stock	825,000	500,000
Proceeds from options	36,894
Proceeds from note payable	371,000	1,177,541
Repayment of debt	(256,341)	(150,000)

Net cash provided by (used in) financing activities	976,553	1,527,541

Net cash provided by (used in) investing activities	(5,727)	(257,953)

Increase (decrease) in cash	62,391	(15,720)
Cash - beginning of period	93,637	109,357
Cash - end of period	156,028	93,637
Schedule of Non-Cash Investing and Financing Transactions
Stock issued for services	2,492,353	2,137,534

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business and business combinations

AmeriResource Technologies, Inc., a Delaware corporation, was incorporated March 3, 1989 for the purpose of providing diversified civil engineering services throughout the United States, to be accomplished through acquisitions of small to mid-size engineering firms.  On July 16, 1996, the Company changed its name to AmeriResource Technologies, Inc. On January 27, 2002, a majority of the shareholders of the Company voted to effectuate a 100 to 1 reverse split of the common stock that became effective on February 6, 2002.  On October 27, 2004, a majority of the shareholders of the Company voted to effectuate a 100 to 1 reverse split of the common stock that became effective on December 16, 2004. On October 2, 2007 a majority of the shareholders of the Company voted to effectuate a 50 to 1 reverse split of the common stock that became effective on December 11, 2007.  These financial statements retroactively reflect the reverse split in the financial statement and these notes.

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

On August 26, 2004, the Company entered into an agreement whereby it sold its 100% ownership interests in its subsidiary, Self-Serve Technologies, Inc., to RoboServer Systems Corp. In exchange, RoboServer Systems Corp. transferred to the Company 25,000,000 shares of RoboServer Systems Corp. common stock and 6,500,000 shares of RoboServer Systems Corp. Super Voting Preferred Stock.  The Super Voting Preferred stock was subsequently issued to an officer and director of the Company, and a consultant for services rendered in connection with the transaction.  Following the transaction, the Company owns less than 50% of the voting common stock rights however through the common ownership of the Super-Voting Preferred stock gives the Company approximately 59% control in RoboServer Systems Corp. The Company consolidates the accounts of RoboServer Systems Corp. as a result of the 59% control.

RoboServer Systems Corp. is a developer of self-serve kiosks and point-of-sale technologies such as the self-serve kiosk applications and order stations for use by the fast-food industry and restaurants. The purchase is accounted for on a cost basis and its stock ownership as a consolidation.

On December 2, 2004, the Company entered into an agreement whereby, it sold all of its 100% interest in its subsidiary, Net2Auction Corporation, to Net2Auction, Inc. In exchange, Net2Auction, Inc. transferred to the Company 25,000,000 shares of Net2Auction, Inc. Common Stock and 6,500,000 shares of Net2Auction, Inc. SuperVoting Preferred Stock. Following the transaction, the Company owned approximately 99.1% of the voting rights in Net2Auction, Inc. Net2Auction, Inc., at the time of the transaction was a licensed and authorized reseller to eBay where it operated online auctions and had established drop-off locations with strategic partnerships that allow customers to make money by selling their surplus possessions while saving them time with no hassles.

On September 30, 2005, the Company’s subsidiary, Net2Auction, Inc. executed a Stock Exchange Agreement with AuctionWagon Inc.’s shareholders, whereby AuctionWagon shareholders transferred to Net2Auction, Inc. 100% of the outstanding common stock of AuctionWagon in exchange for 1,825,000 shares of Net2Auction, Inc.’s common stock. AuctionWagon is engaged in the business of providing software design and product development for businesses that are in the business of selling merchandise on eBay.

Green Endeavors LTD., formerly Net2Auction, Inc., provided AuctionWagon, Inc. shareholders, a Price Protection on the Green Endeavors LTD.,  shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Green Endeavors LTD., will issue within thirty days following the October 6, 2007 date, an additional one million ninety-five thousand (1,095,000) shares of Green Endeavors LTD., common stock to be distributed to the AuctionWagon shareholders pro rata.

The shares owed to Auction Wagon shareholders as a result of the above Price Protection were not issued, as the Company entered into an agreement to sell its controlling interests in Green Endeavors LTD, to Nexia Holdings, Inc. on June 21, 2007, which subsequently closed on October 19, 2007.

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 2nd Qtr. of 2008 to the AuctionWagon shareholders pro rata.

On September 14, 2005, the Company’s subsidiary, Green Endeavors LTD., executed an Asset Purchase Agreement with Netelectronics.com and Jake Ptasznik, the sole shareholder of the Netelectronics.com, for the assets of Netelectronics.com and trade name, Auction Boulevard, Inc. Auction Boulevard conducts sales on eBay for customers who drop-off items at Auction Boulevard’s place of business. The Agreement called for a payment of $45,000 in cash, with an additional issuance of 17,177 shares of restricted common stock valued at $0.49 per share, to Jake Ptasznik.

On April 15, 2005, the Company acquired 23,000,000 shares (the "Shares"), or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. (“VCMU”). VoIPCOM USA, Inc. currently has minimal operations; its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generating assets to be acquired for the Company.

The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15, 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000.00, with the purchase being treated as an investment in subsidiaries. The Company has not decided what course of action it will undertake with VoIPCOM USA, Inc. however, the Company is considering reselling the shares or placing assets into VoIPCOM USA, Inc. The Company’s common stock is quoted on the pink sheets under the stock symbol “VCMU”.

On April 12, 2005, the Company borrowed $80,000 under a convertible promissory note (the "Note") to CIDA Asset Management for $80,000. The Note was executed to obtain funds to finance the purchase price for the VoIPCOM USA, Inc. shares in relation to the Stock Purchase Agreement. The Note accrues interest at the rate of prime plus three percent, and all unpaid principal and interest shall be payable on or before November 12, 2005. The note has conversion rights into VoIPCOM USA, Inc. common stock. The note was extended on November 4, 2005 until November 4, 2007. The note is guaranteed by the Company. Subsequent to the filing of the Form 10-KSB, the note was converted with the issuance of Twenty-one Million Six Hundred Thousand (21,600,000) shares of common stock of VoIPCOM USA, Inc. to the note holder.

On June 27, 2006, Green Endeavors LTD., formerly Net2Auction acquired control of Kootenai Corp. through the purchase of Fifty Million (50,000,000) shares of common stock from the majority shareholder of Kootenai Corp. for, One Hundred Seventy Thousand ($170,000) US dollars. Kootenai Corp. later acquired BizAuctions Corp., from Net2Auction, Inc., for the issuance of Fifty Million (50,000,000) shares of common stock and Twelve Million (12,000,000) shares of Preferred stock. Subsequent to the acquisition of BizAuctions Corp., Kootenai Corp. changed its name to BizAuctions, Inc. BizAuctions, Inc. is a prime provider of commercial eBay liquidation services for excess inventory, overstock items, and merchandise that has been returned. BizAuctions clients include some of the Nation’s leading retail names at the forefront of their industries. BizAuctions, Corp., is a wholly-owned subsidiary of BizAuctions, Inc. BizAuctions is a publicly traded company which trades on the Pink Sheets under the symbol of BZCN.

On October 19, 2007, the Company closed on the Stock Exchange Agreement that was entered into on June 22, 2007 whereby Nexia Holdings, Inc. acquired 90% or Five Million Eight Hundred Fifty Thousand (5,850,000) shares of the issued and outstanding Super Voting Preferred stock of Green Endeavors LTD,  in exchange for the issuance of One Hundred Fifty thousand (150,000) shares of Nexia's Series C Preferred stock with a stated value of $5.00 per share for a total value of $750,000. Green Endeavors LTD, will retain Thirteen million Sixty thousand Seven Hundred Ninety-one (13,060,791) shares of BizAuctions, Inc. (OTC: BZCN) with a market value of approximately $950,000, at the time of the exchange, and convertible debt of $171,000.

Pursuant to the terms of the agreement, AmeriResource will retain its Five Million (5,000,000) shares of common stock in Green Endeavors LTD, 10% or Six Hundred Fifty Thousand (650,000) shares of the SuperVoting preferred, and remain a shareholder. All assets and liabilities of Green Endeavors LTD, except for the convertible debt of $171,000 and Thirteen million Sixty thousand Seven Hundred Ninety-one (13,060,791) shares of BizAuctions, Inc. common stock will be transferred to AmeriResource prior to the close of the transaction with Nexia Holdings, Inc.  As previously stated, Green Endeavors LTD was sold to Nexia Holdings through the stock exchange agreement.  Green Endeavors LTD is treated as an investments with AmeriResource being a shareholder in Green Endeavors LTD, as previously stated in Item 1.

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

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc., Net2Auction Corporation, AuctionWagon, Inc., with trade name (Auction Boulevard) BizAuctions, Inc., BizAuctions Corp., Business Auctions, Inc., RoboServer Systems Corp., Self-Serve Technologies, Inc., and VoIPCOM USA, Inc.  All material intercompany transactions and accounts have been eliminated in consolidation.  Auction Boulevard was not a corporation and was a trade name with assets and which the Company acquired in the fall of 2005.  Therefore, was not shown on the flowchart, as an operating subsidiary.

Cash and cash equivalents

For the purpose of the statement of cash flows, the Company considers currency on hand, demand deposits with banks or other financial institutions, money market funds, and other investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company follows the provisions of SFAS 115 regarding marketable securities. The Company’s securities Investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

Stock-Based Compensation

The company has adopted SFAS 123 (revised), (Share-based payment) as of January 1, 2006.  SFAS 123 (revised) applies to options issued to employees.  The Company still uses the provisions of SFAS 123 and EITF No. 96-18 to account for share based payment transactions with non-employees.

In December 2004, The FASB issued Statement No. 123 (revised 2004), “Share-Based Payments” (SFAS No.123 (R))”. This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock issued to employees” to stock compensation awards issued to employees. Rather, SFAS No.123 (R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using option pricing models (ie: Black Scholes). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123 (R) applies to all awards granted to employees after the required effective date as well as to existing awards that are modified, repurchased, or cancelled after the effective date.

Options granted by the Company are most often fully vested and exercised immediately after the grant date. For these transactions, the Company has determined that the fair value of the options on the date of grant is based on the actual fair value of the stock price.

The Company issues options to employees only for past services. The options are “cashless” with a floating 45% cost (the Company can, at its discretion, vary the floating cost; however, it seldom does). The other 55% of the option value is expensed. The Company receives the 45% cost from proceeds of the option stock sales. The Company believes its method of issuing and accounting for stock-based payments to employees precludes it from having to apply the provisions of SFAS No. 123 (R).

Financial Instruments and Concentration of Credit Risk

The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions.  To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenue for the twelve months ended December 31, 2007. No one customer accounted for more than 10% of accounts receivable as of December 31, 2007.

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

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.  For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, in an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on the fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2007.

 Related depreciation and amortization expense for the years ended December 31, 2007, and 2006, were $66,699 and $64,190, respectively.

Goodwill and Other Intangibles

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after–tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS 142 as of December 31, 2007.

Intangible Assets

Intangible assets consist of the following:

RoboServer patentable technologies, software, and processes totaling $146,647 less accumulated amortization of $21,376 are being amortized over 15 years.

Net2Auction acquired businesses (AuctionWagon, Inc. ) and a subsidiary (BizAuctions), that resulted in recording Goodwill of $427,496

AmeriResource acquired a subsidiary (VoIPCOM USA, Inc.) that included goodwill of $80,000.

Income tax

For the years ended December 31, 2007 and 2006, the Company elected to file a consolidated tax return and the income tax provision is on a consolidated basis.  Prior to 1992, the subsidiaries filed separate corporate returns.

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

Recent Accounting Prounncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The Company does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provision’s of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle record as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS  No. 157 defined fair values established a framework for measuring fair value in generally accepted accounting principles and expand disclosure about fair value in generally accepted accounting principles and expand disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. Management believes that the adoption of SFAS  No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued State Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and established s presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 141(R) will have on its financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements" - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

2.	RELATED PARTY TRANSACTIONS

At December 31, 2007 and 2006, the Company had notes payable to officers, a former officer, and other stockholders.  Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

As of December 31, 2007, the Company had notes payable to its president, Delmar Janovec, in the amount of $449,757, and $200,000 being owed to Janovec for accrued salary for calendar years 2007, 2006 and 2005. The note is payable on demand with interest accruing at 9% and is convertible into common stock, at the option of the lender.  The accrued salary and interest is included in Accrued Expenses.

In December 2005, the Company’s subsidiary, Net2Auction, issued 187,000 shares of restricted common stock in Green Endeavors LTD., formerly Net2Auction, Inc., to Brent Crouch, CFO, of the BizAuctions, Inc. and RoboServer to purchase two vans valued at $35,000.

At December 31, 2007, the Company had notes payable to Brent Crouch, CFO, of the subsidiaries, and in the amount of $ $101,124. Note is payable on demand, with interest at 9%, and is convertible into common stock, at the option of the lender.

3.           NOTES RECEIVABLE

Notes receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest
payable on demand.

Notes receivable of $10,000 in principle from Candwich Food Distributors with interest of $1,500 with principle and interest due on August 10, 2008.

Total Notes Receivable	$16,065

Less current portion	$(16,065)

Long-Term Notes Receivable	$0

4.         NOTES PAYABLE

Line of Credit, dated March 25, 2007, interest is Prime plus 3%, due and payable March 10, 2008. Note was extended until March 10, 2009.	$100,050

American Factors Group Settlement Agreement dated March 27, 2006, revised in March 2007 and July, 2007. Note is due December 31, 2008	$172,000

Note dated April 12, 2005, interest is prime plus 3% originally due on November 12, 2005, extended through November 4, 2007, convertible into 20,000,000 shares of VoIPCOM USA, Inc., common stock. Note was converted April 7, 2008 into 21,600,000 shares of common stock that included principal and interest	$80,000

Note dated June 29, 2007, interest is 3% per month, due and payable on or before December 31, 2007. Note has been extended to June 30, 2008.	$109,500

Note dated May 8, 2006, interest is 12%, due and payable on May 8, 2008, convertible into RoboServer common stock at $0.01, per share.	$100,000

Note dated June 28, 2006, interest is 10% due and payable on June 28, 2008, convertible into BizAuctions common stock at $0.01, per share.	$125,000

Note dated May 29, 2007 was due and payable on or before November 30, 2007. Note was amended on December 3, 2007 and extended to December 3, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender.	$35,000

Note dated December 13, 2007 due and payable on December 13,2010. Interest is 10% per year and is convertible into common stock at the option of the lender.	$37,000

Note dated July 9, 2007, interest is $611.11 per day with interest paid of $32,500 through September 1, 2007.	$100,000

Total notes payable	$858,550

Less current portion	(858,550)

Long-term portion	$-0-

5.	STOCKHOLDERS' EQUITY

Common stock

The Company received Board approval and written consent of the holders of in excess of  50% of the voting rights of the shareholders of AmeriResource to amend the articles of incorporation whereby increasing its authorized shares from 3,000,000,000 to 50,000,000,000 in October of 2007. The effective date of the amendment to the articles of incorporation that increased the authorized from 3,000,000,000 to 50,000,000,000 filed with the State of Delaware was March 7, 2008.  In November of 2007, the Board approved a 50 for 1 reverse stock split. The shares are shown after the reverse stock split in the statement.

During 2007, the Company issued the following shares of common stock:
  132,831,910 shares of common stock were issued for consulting services valued at $2,004,835.
  1,212,749 shares of common stock were issued for legal and professional services valued at $64,631.
  17,920,000 Options were issued to consultants or employees valued at $176,099.

During 2006, the Company issued the following shares of common stock:

  4,674,184 shares of common stock were issued for consulting services valued at $1,761,271.
  416,662 shares of common stock were issued for legal and professional services valued at $186,079.
  24,880 shares of common restricted stock were issued for an extension of a note valued at $20,948.
The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as “Series C Preferred Stock.” Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of $2.00 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C shall be entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

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

During the fourth quarter of 2004, the Company amended a note payable that included the issuance of a new class E preferred at the rate of one share of Series E Stock for each four shares of AmeriResource Common Stock held by the note holder.  The Series E Stock can be redeemed by the Company at the rate of $0.50 (fifty cents) per share.  The Series E Stock can be converted into Common Stock at the rate of $0.50 (fifty cents) divided by the 50% f the average closing price of the Common Stock on the five business immediately preceding the delivery of notice of exercising the right of conversion.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly.  The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders. These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through
December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends.  Each preferred share is convertible, at any time prior to a notified redemption date, to one common share.  The preferred shares have equal voting rights with common shares and no shares were converted in 2007.

6.         INCOME TAX

No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented.  The primary permanent differences between tax and accounting losses are non-tax deductible penalties, losses from closure of subsidiaries and amortization of certain goodwill.

	Note 6 Income Tax
	2007	2006

Net operating loss carry-forwards	$23,000,000	$21,500,000
Impairment loss
Less Valuation Allowance	$(23,000,000)	$(21,500,000)
Balance Sheet Amounts	$0	$0

The Company has available for income tax purposes, a net operating loss carry-forward of approximately $23,000,000 expiring from 2007 to 2024, including $1,700,000 subject to certain recognition limitations.  A valuation allowance for the full amount of the related deferred tax asset of approximately $7,500,000 has not been recorded, since there is more than a 50 percent chance this will expire unused.

The significant temporary differences are associated with bad debts, deferred compensation and accrued vacation. Some of the net operating losses carry-forward (approximately $14,000,000) is subject to significant recognition limitations from a previous merger due to seperate return limitations, change of ownership, and change of business.

7.        OTHER COMMITMENTS AND CONTINGENCIES

The Company's subsidiaries are typically subject to various claims arising in the ordinary course of business which usually relate to claims of professional negligence or contract breaches.

The Company is currently covered adequately for business insurance, auto and workmen’s compensation insurance meeting the standard limits that are customary in the industry. The Company carries general liability, workmen’s compensation, auto insurance, and an excess umbrella liability policy meeting the standard requirements for the Company’s current operations.

 American Factors Group, L.L.C. vs. AmeriResource Technologies, Inc., et al.  This case was filed in the United States District Court, District of New Jersey, Case Number 3:97cv01094(GEB).  In February 2000, the parties stipulated to the dismissal of certain claims in this suit with prejudice. This stipulation dismissed all of the claims in this suit except for the claims against defendants Rod Clawson, Michael Cederstrom and Tim Masters.  These remaining claims were resolved pursuant to a Settlement Agreement, which has been subsequently amended.  The Settlement Agreement provided for the payment by the Company and Delmar Janovec of certain obligations and judgments entered against the defendants.  The Company and Delmar Janovec, and AFG entered into a Settlement Agreement on March 27, 2006, which was amended on March 14, 2007, and subsequently on March 15, 2008, pursuant to the following terms:

AMENDMENT #2 TO SETTLEMENT AGREEMENT

Amendment dated as of March 15, 2008 to Settlement Agreement dated July 12, 2007 (the “Agreement”) between American Factors Group LLC (“AFG”), AmeriResource Technologies, Inc. (“ARRT”), and Delmar Janovec (“Janovec”).

1.  The date on which the $222,000 owing by ARRT and Janovec pursuant to the Agreement is hereby extended to December 31, 2008.

2.  AFG waives all prior defaults by ARRT and Janovec of their obligations under the Agreement.

3.  The parties acknowledge that the debt and the note evidencing it have been assigned by Nancy Hood Robins to Payroll Funding Company, LLC.  Payment of the debt is to be made to the assignee in good funds wired to the following account:

PAYROLL FUNDING COMPANY, LLC
3440 EAST RUSSELL ROAD
LAS VEGAS NEVADA  89120
BANK WEST OF NEVADA

.
For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements can be viewed under the Company’s 8-K filing on March 31, 2006, and as an Exhibit 10.1 to the Company’s Form 10-KSB filed on April 15, 2005, on the Securities and Exchange Commission website at www.sec.gov.

      The Company’s corporate offices consist of two offices with approximately 510 sq. ft., and are located at 3440 E. Russell Rd., Ste. 217, Las Vegas, Nevada 89120. The offices are subject to six (6) month leases at $868 per month, and $985 per month, respectively.

Auction Boulevards-Green Endeavors LTD., formerly Net2Auction, Inc. office located at 17412 Ventura Boulevard, Encino, CA 91316 and consisted of approximately 700 sq. ft. of office space and 800 sq. ft. of warehouse space for $2,587.76. The office lease extends through December 31, 2008. The Company is currently working with a leasing agent in Encino for the sublease of the space to another business.

17412 Ventura Boulevard, Encino CA is $3,419 per month that extends through December 31, 2008.

The engineering and sales office of RoboServer and Self-Serve Technologies consists of approximately 2,000 sq. ft. and is located at 10979 San Diego Mission Rd., San Diego, California 92108.  The office is subject to a lease that runs through September 30, 2007 at $2,011.04 per month with an option to extend for an additional one (1) year with an increase of four (4) percent. RoboServer is subleasing the office from Net2Auction Corporation at the cost of the lease.

10979 San Diego Mission Rd., office from October 1, 2006 through September 30, 2008 is $2,011.04, per month.

The Company’s subsidiary, Net2Auction Corporation, currently subleases the second office-warehouse space at 10969 San Diego Mission Rd., San Diego, California 92108 to AuctionWagon, Inc. AuctionWagon leases approximately 750 sq. ft. of office space for $1.48 per sq. ft. on a month to month lease. The lease runs through September, 30, 2008 at $2,268.99, per month.

10969 San Diego Mission Rd., office from September 1, 2005 through August 31, 2008 is $2,268.99, per month.

The Company’s subsidiary, Net2Auction Corporation and BizAuctions, Inc., on July 18, 2006, entered into a Lease Agreement (“Lease”) with Mars Enterprises, Inc. for the premises located at 1510 Corporate Center Drive, San Diego California. The Lease term is for three (3) years and three (3) months and the Lease will terminate on October 17, 2009, with an option, for an additional two (2) years. The premise governed by the Lease is a freestanding industrial warehouse space consisting of approximately 20,193 square feet. Rent under the lease is at the following monthly prices;

1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115.80 with cam charges of $3,231, per month.
1510 Corporate Center Drive from August 1, 2007 through July 31, 2008 is $12,540 withcam charges of $3,231, per month.
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
1510 Corporate Center Drive from October 17, 2010 through October 17, 2011 is $13,903 with cam charges of $3,231, per month.

 The Lease was guaranteed by Delmar Janovec and Brent Crouch.

Green Endeavors LTD., formerly Net2Auction, Inc., provided AuctionWagon, Inc. shareholders a Price Protection on the Net2Auction shares in the event the share price is below the share price of its common stock at the close of trading on October 6, 2007, Green Endeavors LTD, will issue within thirty days following the October 6, 2007 date, an additional one million ninety-five thousand (1,095,000) shares of common restricted stock to be distributed to the AuctionWagon, Inc. shareholders pro rata.

The shares were not issued as the Company entered into an agreement to sell its controlling interests in Green Endeavors LTD, to Nexia Holdings, Inc. on June 21, 2007, which was subsequently closed on October 19, 2007

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 2nd Qtr. of 2008 to the AuctionWagon shareholders pro rata.

The Company has recorded contingencies in the amount of $250,571 that consist of trade        payables for various vendors owed by the Company and its subsidiaries as of December 31, 2007.

Don Davidson, Plaintiff vs. BizAuctions Corporation and Delmar Janovec; The plaintiff filed a complaint in 21st Judicial Circuit Court, St. Louis County, Missouri, Case Number 08SL-CC00079. The complaint was filed for breach of a contract for a failure to repay a loan in the amount of $100,000, plus interest, legal and court fees. The company and Delmar Janovec are in discussions with the Plaintiff on a settlement agreement or repayment plan. The loan was not guaranteed by AmeriResource.

8.         GOING CONCERN

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

9.           SUBSEQUENT EVENTS

On January 2, 2008, the Board of Directors of the Company authorized and caused to be filed amendment no. 1 to the S-8 Registration Statement on Form S-8 whereby, increasing the Company’s Stock Incentive Plan by an additional 1,200,000,000 shares of common stock of the Company.

On February 15, 2008, the Board of Directors of the Company authorized and caused to be filed amendment no. 2 to the S-8 Registration Statement on Form S-8 whereby, increasing the Company’s Stock Incentive Plan by an additional 1,500,000,000 shares of common stock of the Company.

On March 12, 2008, the Board of Directors of the Company authorized and caused to be filed an amendment no. 3 to the S-8 Registration Statement on Form S-8 whereby, increasing the Company’s Stock Incentive Plan by an additional 7,000,000,000 shares of common stock of the Company.

During the first quarter of 2008, the Company issued 3,823,104,070 shares of common stock to consultants, and for legal and professional services rendered to the Company.

On or about March 15, 2008, the Company, American Factors Group LLC, and Delmar Janovec executed an amended Settlement Agreement whereby, amending the terms of the Settlement Agreement entered into on July 12, 2007, which was filed with the Company’s Form 10-QSB for the period ended September 30, 2007 as an exhibit to the filing.  For further information on the terms of the earlier Amended Agreement, refer to the Company’s Form 10-QSB filed on November 19, 2007 can be found at www.sec.gov.
On March 7, 2008 the Company filed with the State of Delaware an amendment to the Articles of Incorporation whereby increasing the authorized common stock from three (3) billion to Fifty (50) billion shares.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In a letter dated October 1, De Joya Griffith & Company, LLC (the “Former Accountant”) resigned as the auditors for AmeriResource Technologies, Inc. (the “Company”), effective, October 2, 2007. The company received notice of the resignation on October 3, 2007, by regular mail and telephone communication between the Company and De Joya Griffith & Company, LLC.

The reports of the Former Accounting Firm, De Joya Griffith & Company, LLC on the financial statements of the Company for each of the two most recent fiscal years ended, December 31, 2006 and December 31, 2005, did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and the two subsequent interim periods for 2007, except as noted by De Joya Griffith & Company, LLC’s opinion in its report on the Company’s financial statements expressed substantial doubt with respect to the Company’s ability to continue as a going concern for the last two fiscal years. During the Company’s two recent fiscal years and the subsequent interim periods through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulations S-B except for the following:

During the Company’s two most recent fiscal years and the subsequent interim periods through the date of resignations, there were no disagreements with the former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of De Joya Griffith & Company, LLC, would have caused it to make the reference to the subject matter of the disagreement n connection with its reports on the financial statements for those periods.

The Board of Directors has agreed to accept the resignation of De Joya Griffith & Company, LLC, and has signed an engagement letter with the new accounting firm, Madsen & Associates CPA’s Inc., of 684 East Vine Street, #3, Murray, Utah (new accountant) to become the Company’s independent auditing firm for the Company effective as of October 4, 2007, to provide independent auditing services beginning with the year-end audit for calendar year ending 12-31-07.

In making the selection of the New Accountant, the Company’s management and board of directors reviewed auditor independence issues and the absence of any pre-existing business or commercial relationship with the New Accountant and concluded that there are no such relationships that would impair the independence of the New Accountant.

During the two fiscal years ended December 31, 2005 and December 31, 2006 and through October 4, 2007, the Company did not consult with Madsen & Associates CPA’s Inc, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) or Regulations S-B.

The Company requested the Former Accounting Firm, De Joya Griffith & Company, LOC, to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter was attached as an Exhibit to the report on Form 8-K.

On or about April 22, 2005, the Company engaged the services of the firm, Franklin Griffith & Associates to be the Company’s independent auditors for the calendar year of 2005. Franklin Griffith & Associates performed their reviews of the first and second quarter 10-QSBs ending March 31, 2005 and June 30, 2005, respectfully, for the Company. Franklin Griffith & Associates resigned as the Company’s auditors.   The Company engaged the firm of De Joya Griffith and Company, as their new independent auditors, who then performed the review of the third quarter 10-QSB ending September 30, 2005, and the 10-KSB audit ending 12-31-05. De Joya Griffith and Company was the independent auditors for the Company during that time period.

ITEM 8A.      CONTROLS AND PROCEDURES

 At the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Base upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedure were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal year that materially affected, or are reasonable likely to materially effect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;

        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment identified deficiencies that were determined to be significant deficiencies in internal control as of the periods ended December 31, 2006, March 31, 2007, June 30, 2007and September 30, 2007.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, recording, processing or reporting of reliable financial data.  Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of the above referenced dates.

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

Remediation Plan

We are including information with respect to our internal control over financial reporting for the period subsequent to December 31, 2007, in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they have been addressed as part of our remediation plan.

Subsequent to December 31, 2007, we have undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below.  The implementation of these initiatives was a priority for us in fiscal year 2007 and continues to be a priority in fiscal 2008.  We have begun implementing the actions described below with respect to the identified significant deficiencies and had these remedies in place by the period ended December 31, 2007.

Inadequate staffing. We have focused intensive efforts on improving the overall level of our staffing in a number of finance and accounting areas related to the significant deficiencies above.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations.
As a result of the adjustments made with respect to certain balance sheet accounts for the fiscal year-ended December 31, 2007, we determined a more detailed review for these accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

ITEM 8B.        OTHER INFORMATION

On October 19, 2007, the Company closed on the Stock Exchange Agreement that was entered into on June 22, 2007 with Nexia Holdings, Inc., a Nevada corporation (“NXHL”), and AmeriResource Technologies, Inc., a Delaware corporation ("AMRE").  Green Endeavors LTD, formerly Net2Auction,  Inc.,  a  Delaware  corporation,  ("GRNE"), entered into a Stock Exchange Agreement (the "Agreement") whereas Nexia Holdings,  Inc. acquired 90% or Five Million Eight Hundred Fifty Thousand (5,850,000) shares of the issued and  outstanding SuperVoting Preferred stock of Green Endeavors LTD, in exchange for the issuance of One Hundred Fifty thousand (150,000) shares of Nexia's Series C Preferred stock with a stated value of $5.00 per share for a total value of $750,000. Green Endeavors LTD, will retain Thirteen million Sixty-thousand Seven Hundred Ninety-one (13,060,791) shares of BizAuctions, Inc. (OTC: BZCN) common stock with a market value of approximately $950,000, at the time of the exchange, and convertible debt of $171,000.

Pursuant to the terms of the agreement, AmeriResource will retain its Five Million (5,000,000) shares of common stock in Green Endeavors LTD, 10% or Six Hundred Fifty Thousand (650,000) shares of the SuperVoting preferred and remain a shareholder. All assets and liabilities of Green Endeavors LTD., except for the convertible debt of $171,000 and Thirteen million Sixty-thousand Seven Hundred Ninety-one (13,060,791) shares of BizAuctions, Inc. common stock, will be transferred to AmeriResource prior to the close of the transaction with Nexia Holdings, Inc.

Nexia Holdings will be transferring its ownership in its Landis Lifestyle Salon ("Landis") into Green Endeavors LTD., formerly Net2Auction,   Inc.  Landis had assets that total approximately $415,580 and reported revenues of $1,326,013 for the year-ending December 31, 2006. Nexia Holdings reported revenues for the first quarter of 2007 for Landis operations to be $424,863 with a reported net loss of $20,930. Landis's business plan calls for the acquisition of an additional four (4) Aveda Salons, within the next two calendar years. Landis Lifestyle Salons uses the Aveda {reg-trade-mark} product line exclusively in its operations and these products are rated as one of the best in the health and beauty care industry.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors, Executive Officers and Control Persons

Name	Age	Position(s) and Office(s)
Delmar Janovec	59	President, Chief Executive Officer and Director

Delmar A. Janovec has served as a director of the Company since May 12, 1994.  On June 27, 1994, he was appointed chief executive officer of the Company, and on December 31, 1999, he was appointed president of the Company. He has served as the president and manager of the Company’s subsidiaries, Net2Auction Inc., RoboServer Systems Corp., and VoIPCom USA, Inc., and West Texas Real Estate & Resources, BizAuctions, Inc. and BizAuctions Corp. He is a descendant of the Mdewakanton Wahpakoota and Sisseton Wahpeton bands of the Sioux American Indian Tribe and has over twenty-five years of experience in the construction and real estate development industries. Mr. Janovec attended Kansas State University for his undergraduate studies. The Company has not filed any forms 3, 4, and 5 during the fiscal year ended December 31, 2007.

Compliance with Section 16(a) of the Exchange Act

The Company is not aware of any person who at any time during the fiscal year-ended December 31, 2007, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.
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

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company does not have a separate audit committee. As such, the board of directors of the Company fulfills the functions of an audit committee. The board of directors does not have an “audit committee financial expert” as the board has only one member, Delmar Janovec. The Company is considering adding new directors, including one who would qualify as an audit committee financial expert.

ITEM 10.	EXECUTIVE COMPENSATION

No compensation in excess of $150,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2007, 2006, and 2005. The following table provides summary information for the years 2007, 2006, and 2005 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company’s current president, Delmar Janovec.

SUMMARY COMPENSATION TABLES

		Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)
Delmar Janovec, President	2007	$150,000	(1)	0	-0-
Delmar Janovec, President	2006	$150,000	(1)	0	-0-
Delmar Janovec, President	2005	$100,000	(1)	0	-0-
(1)	Delmar Janovec has accrued an annual salary since 1998, and converted to R-144 stock.

		Awards		Payouts
Name and Principal Position	Year	Restricted Stock Award(s)($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)
Delmar Janovec, President	2007	-0-	-0-	-0-	-0-
Delmar Janovec, President	2006	- 0 -	- 0 -	- 0 -	- 0 -
Delmar Janovec, President	2005	- 0 -	- 0 -	- 0 -	- 0 -

Option/SAR Grants in Last Fiscal Year (Individual Grants)
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Delmar Janovec, President	- 0 -	--	--	--

Name	Shares acquired on Exercise (#)	Value ($) Realized ($)	Number of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable/ Unexercisable (1)
Delmar Janovec, President	- 0 -	----	---	--

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of March 31, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.  As of March 31, 2008, there were 3,982,258,308 shares of Common Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
	Executive Officers & Directors
Common Stock ($0.0001 par value)	Delmar Janovec (2) 3440 E. Russell Rd., Suite 217 Las Vegas, Nevada 89120	33,365,583,887	(3)	89	%(4)
Common Stock ($0.0001 par value)	Directors and Executive Officers as a Group (1 individual)	33,365,583,887		89%

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
(2) Please note that this shareholder owns preferred stock as more fully described in the following table. Further, Janovec owns 5 million shares in RBSY, NAI, VUSA, and BZCN, respectively, and 3 million options in RBSY, NAI, VUSA, and BZCN, respectively.
(3) Includes 33,333,000,000 shares of Common Stock which Janovec beneficially owns by virtue of his right to convert 1,000,000 shares of the Company's Series C Preferred Stock to Common Stock. Holders of the Company's Series C Preferred Stock have the option, at any time, to convert their shares into Common Stock on the basis of the stated value ($2.00) of the Series C Preferred Stock divided by fifty percent (50%) of the average common stock on five (5) business days preceding the date of conversion, which for purposes of this table is March 31, 2008, and 32,583,887 shares of Common Stock which Janovec owns indirectly by his spouse or in a trust that is in his Spouse's name.
(4) Percentage is based upon the total 3,982,258,308 outstanding shares of Common Stock combined with 33,365,583,887shares of the Company's common stock beneficially owned by Janovec.

The following table sets forth, as of March 31, 2008 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,558,287 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

Series of Preferred Stock	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class (1)
Series A	Non-Officers and Non-Directors are beneficial owners with no one beneficial owner owning more than 5%	131,275	(2)	100%
Series B	Tibor L. Nemeth 165 North Aspen Avenue Azusa, California 91702	177,012	(3)	100%
Series C	Executive Officers and Directors Delmar Janovec 3440 E. Russell Rd., Suite 217 Las Vegas, Nevada 89120	1,000,000	(4)	100%
Series D	Rod Clawson 7049 S. Piccadilly St. Aurora, Colorado 80016	250,000	(5)	100%
Series E	No shares of Series E have been Issued	-0-	(6)	-0-
	All Executive Officers & Directors as a Group	1,000,000		100%

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, the Company was indebted to its president, Delmar Janovec, in the amount of $449,757 for a note payable and $200,000 being owed to Janovec for accrued salary for calendar years 2007, 2006 and 2005. The note is payable on demand with interest at 9% and is convertible into common stock, at the option of the lender.

Effective December 31, 2004, the Company transferred the 6,500,000 shares of RoboServer Systems Corp. preferred stock to its President, Delmar Janovec, as partial payment for the salary that had been accrued in 2004. The preferred stock carries no conversion rights into common stock.

Effective December 31, 2005 and December 31, 2006 the Company issued Ten (10) million shares of common stock to Delmar Janovec in exchange for partial payment of his salary that had been accrued for calendar years, 2006 and 2005.

As of December 31, 2007, the Company was indebted to Brent Crouch, CFO, of the subsidiaries, in the amount of $101,124. Note is payable on demand with interest at 9% and is convertible into common stock, at the option of the lender.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees with former auditing firm

The aggregate fees billed by De Joya Griffith & Company, LLC., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year-end December 31, 2006 and December 31, 2005, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for those fiscal years were $40,000 and $29,210, respectively.

Audit-Related Fees

De Joya Griffith & Company, LLC did not render any professional assurance or related services for the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005.

Tax Fees

De Joya Griffith & Company, LLC did not render any professional services for tax compliance, tax advice, or tax planning during 2006 or 2005. The fees associated for the preparation of the 2006 and 2005 corporate tax returns were approximately $1,300 and $1,250, respectively.

All Other Fees

The aggregate fees billed by De Joya Griffith & Company, LLC, for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 and $0 for the fiscal years December 31, 2007, 2006, and 2005,  respectively.

Audit Fees with Current Auditing firm

The aggregate fees billed by Madsen & Associates CPA’s Inc.,  for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year-end December 31, 2007, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for those fiscal years were $____________, and $______________, respectively.

Audit-Related Fees

Madsen & Associates CPA’s Inc., did not render any professional assurance or related services for the fiscal years ended December 31, 2007, and December 31, 2006.

Tax Fees

Madsen & Associates CPA’s Inc., did not render any professional services for tax compliance, tax advice, or tax planning during 2007 or 2006. The fees associated for the preparation of the 2007 and 2006 corporate tax returns were approximately $1,500 and $1,300, respectively.

All Other Fees

The aggregate fees billed by Madsen & Associates CPA’s Inc., for services rendered to the Company, other than the services described under “Audit Fees” and “Audit-Related Fees,” and tax fees amount to $0 and $0 for the fiscal years December 31, 2007 and 2006, respectively.

We do not have an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2008.

AmeriResource Technologies, Inc.

Date: April 15, 2008	By:	/s/ Delmar Janovec
Delmar Janovec
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Delmar Janovec
Delmar Janovec	President, Chief Executive Officer and Director	April 15, 2008

INDEX TO EXHIBITS
EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.).
3.2	Bylaws of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992.)
MATERIAL CONTRACTS
10.1	Addendum to Stock Exchange Agreement between the Company and Nexia Holdings, Inc., dated June 21, 2007. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated herein by reference).
10.2	Lease Agreement & Lease Guarantee dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154. (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on May, 10, 2007, and incorporated herein by reference).
10.3	Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2006, and incorporated herein by reference).
10.4	Acquisition and Asset Purchase Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).
10.5	Acquisition and Stock Exchange Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.6	Acquisition and Stock Exchange Agreement between the Company and RoboServer Systems Corp. dated August 26, 2004 (filed as Exhibit 10(i) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).
10.7	Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10(ii) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).
10.8	Fourth Addendum Settlement and Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as Exhibit 10(iii) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).
10.9	Share Purchase Agreement, dated as of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).
11.	Promissory Note, dated as of April 12, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).
14	Code of Ethics adopted by the Company.
21	Subsidiaries of Registrant
23	Consent of Former Auditor
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350
SUBSEQUENT EVENTS
10.1	Amended Settlement Agreement, dated March 15, 2008 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec.(filed as an Exhibit to the Form 10-KSB filed on March 31, 2008, and incorporated herein).