Form 10-Q
period 2008-03-31
AMERIRESOURCE TECHNOLOGIES INC
filed 2008-05-20
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number:  000-20033

AMERIRESOURCE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1084784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3440 E. Russell Rd., Suite 217, Las Vegas, NV 89120	(702) 214-4249
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

http:www.ameriresourcetechnologies.com
(Registrant’s URL)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes             ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 12, 2008 was 6,093,958,308.

*EXPLANATORY  NOTE  - The Company filed an Amendment No. 1 to its Form 10-QSB to amend its Quarterly  Report  on  Form 10-QSB for the quarter-ended March 31, 2007, ("the Original Filing"), in order  to  amend  and  restate  the  financial statements  and  related  disclosures for matters related to the following previously  report  items:  reversal  of  the original recording of the gain  on extinguishment of debt associated  with the settlement agreement between American Factors Group, LLC ("AFG"), AmeriResource Technologies, Inc., ("The Company"), and Delmar Janovec, (CEO/President), as a result of all cash considerations for the discharge of debt not being satisfied to derecognize the liability in accordance with Statement of Financial Accounting Standards Board No. 140, Accounting for Transfers and Servicing of  Financial  Assets  and Extinguishments of Liabilities ("SFAS 140"), in addition to the Company discovering that during the Edgar process amounts reported within operating expenses in the Consolidated Statements of Operations within its Report on Form 10-QSB/A for the quarter-ended March 31,2007, were transmitted with clerical errors.

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

            PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated.  Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2008, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year-ended December 31, 2007, and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008
(Unaudited)
Current Assets:
Cash	$133,703
Accounts receivable	13,705
Interest receivable	55,000
Prepaid expenses	6,000
Inventory	151,458
Note receivable	16,265
Total Current Assets	376,131

Fixed Assets
Fixed assets at cost	222,733
Accumulated depreciation	(82,653)
140,080
Other Assets
Notes receivable - Long term	475,000
Investment in marketable securities	850,000
Intangible assets - net of accumulated amortization	123,099
Goodwill	507,496
Deposits	25,282
1,980,877
Total Assets	$2,497,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$319,812
Accrued expenses	328,080
Accrued interest	338,093
Note Payable - related party	602,364
Note Payable	900,550
Total Current Liabilities	2,488,899

Other Liabilities
Contingencies and commitments	250,571
Note payable	510,100
Total Other Liabilities	760,671
Total Liabilities	3,249,570

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class A, issued and outstanding, 131,275 shares	131
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class B, issued and outstanding, 177,012 shares	177
Preferred stock, $.001 par value; 1,000,000 shares authorized
Class C, issued and outstanding, 1,000,000 shares	1,000
Preferred stock, $.001 par value; 750,000 shares authorized
Class D, issued and outstanding, 250,000 shares	250
Common stock, $.0001 par value; 50,000,000,000 shares authorized;
4,151,574,238 shares issued and outstanding	415,157
Additional paid-in Capital	23,038,827
Comprehensive loss on marketable securities	(3,108)
Retained deficit	(24,001,447)
Minority interest	(203,469)
Total Stockholders' Deficit	(752,482)

Total Liabilities and Stockholders' Deficit	$2,497,088

The accompanying notes are an integral part of these financial statements.

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$1,092,092	$471,353

Cost of goods sold	854,155	325,568

Gross profit	237,937	145,785

Operating expenses:
Selling, general and administrative expenses	208,736	189,568
Salaries	158,552	194,316
Legal and professional	88,919	62,311
Consulting	875,595	461,873
Depreciation and amortization	13,169	18,582
Total operating expenses	1,344,971	926,650

Other income and expenses:
Interest income	60,000	71
Interest expense	(738,077)	(16,598)
Total other income and expenses	(678,077)	(16,527)

Minority interest	228,530	310,590

Net loss before income tax provision	(1,556,581)	(486,802)

Income tax provision	-	-

Net loss	$(1,556,581)	$(486,802)

Net loss per common share	$(0.00)	$(0.06)

Weighted average common shares outstanding	1,208,642,571	7,818,721

The accompanying notes are an integral part of these financial statements.

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,556,581)	$(486,802)
Adjustment to reconcile net loss to cash used in operations:
Stock issued to pay expenses (company and affiliate stock)	976,829	437,171
Depreciation	13,169	18,582
Minority interest	(228,530)	(310,590)
Interest expenses booked, not paid	590,000

Change in operating accounts
Accounts receivable	(13,405)	-
Accounts payable	(67,362)	(43,854)
Inventory	(32,238)	23,957
Accrued expenses	201,769	44,940
Net cash used in operating activities	(116,349)	(316,596)

Cash flows from investing activities:
Purchase of assets	(5,976)	(10,247)
Net cash used for investing activities	(5,976)	(10,247)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	775,000
Cash payments on loans	-	(264,978)
Cash received on note receivable	25,000	-
Proceeds from loans	75,000	-
Net cash provided by financing activities	100,000	510,022

Increase (Decrease) in cash	(22,325)	183,179

Cash - Beginning of the period	156,028	93,637

Cash - March 31	$133,703	$276,816

The accompanying notes are an integral part of these financial statements.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formerly known as KLH Engineering Group, Inc. (“KLH Engineering”), which was incorporated on March 3, 1989 to provide diversified engineering services throughout the United States. KLH Engineering changed its name to AmeriResource Technologies, Inc. on July 16, 1996. Although the Company’s operations have historically consisted of providing engineering and construction services, the Company closed and/or sold off its engineering subsidiaries due to continued losses in 1996. The Company then began to focus on locating viable businesses that were in a niche market, had assets and revenues, and had the desire or need to become an operating subsidiary of a Public Company

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-Q, and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008, and March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year-ended December 31, 2008. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year-ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 2 – BASIS OF PRESENTATION - (Continued)

Principles of consolidation

The condensed consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc., Net2Auction Corporation, Auction Wagon Inc., BizAuctions, Inc., BizAuctions Corp., Business Auctions, Inc., and VoIPCOM  USA, Inc.  All material intercompany transactions and accounts have been eliminated in consolidation.

Earnings (Loss) per common share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period.  Options, warrants, and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 – GOING CONCERN UNCERTAINTY

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

The Company is authorized to issue Fifty Billion (50,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock (“Preferred Stock”), as of March 31, 2008. The Company filed with the State of Delaware an Amendment to the Articles of Incorporation whereby increasing the authorized from Three Billion (3,000,000,000) to Fifty Billion (50,000,000,000) that became effective on March 7, 2008. Please see Item 4. Submission of Matters to a Vote of Security Holders, for additional information. As of March 31, 2008, there were approximately 4,151,574,238 shares of Common Stock issued and outstanding.

In February of 2002, the Company approved a 100 for 1 reverse stock split, and in December of 2004, the Company approved a 40 for 1 reverse stock split, and in November of 2007, the Company approved a 50 for 1 reverse stock split. The shares are shown after the reverse stock splits.  During the first quarter of 2008, the Company issued a total of  3,992,420,000 shares of common stock as follows:

The Company issued 3,774,735,000 shares of common stock for consulting services valued at $875,595.

The Company issued 217,685,000 shares of common stock for legal and professional services valued at $88,919.

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

At May 12, the Company had 6,093,958,308 shares of common stock issued and outstanding.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT - (Continued)

Preferred stock

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly.  The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common shareholders.  These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends.  Each preferred share is convertible, at any time prior to a notified redemption date, to one common share.  The preferred shares have equal voting rights with common shares and no shares were converted in the period ending March 31, 2008.  Dividends are not payable until declared by the Company.

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT - (Continued)

On December 19, 2005, the Company filed a “Certificate of Designation” with the Secretary of State of Delaware to designate 1,000,000 shares of the Preferred Stock as “Series E Preferred Stock”. Each share of the outstanding Series E Preferred shall be convertible into common stock of the Company based on the stated value of the $0.50 divided by 50% of the average closing price of the Common Stock on five business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $0.50 per share with interest of 8% per annum. The holders of the Series E is entitled to receive $0.50 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

NOTE 5-NOTE RECEIVABLE

As of March 31, 2008, the Company had the following amounts as notes receivables.
Note receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.

Note receivable of $10,000 in principle from Candwich Food Distributors with interest of $1,500 with principle and interest due on August 10, 2008.

Collateralized Promissory Note of $500,000 from JMJ Financial with Maturity Date of January 8, 2012.

Total Notes Receivables	$491,265
Less current portion	$16,265
Long term notes receivable	$475,000

NOTE 6- NOTE PAYABLE

The Company had the following notes payable as of 3/31/08.

Line of Credit, dated March 25, 2007, interest is Prime plus 3%, due and payable March 10, 2008. Note was extended until March 10, 2009.	$100,050

American Factors Group Settlement Agreement dated March 27, 2006, revised in March 2007, July, 2007, and March 15, 2008. Note is due on December 31, 2008.	$172,000

Note dated April 12, 2005, interest is prime plus 3% originally due on November 12, 2005, extended through November 4, 2007, convertible into 20,000,000 shares of VoIPCOM USA, Inc., common stock. Note was converted on April 7, 2008 into 21,600,000 shares of common restricted stock that included principal and interest.	$80,000

Note dated June 29, 2007, interest is 3% per month, due and payable on or before December 31, 2007. Note has been extended to June 30, 2008.	$109,500

Note dated May 8, 2006, interest is 12%, due and payable on May 8, 2008, convertible into RoboServer common stock at $0.01, per share. Note will be converted on or before May 8, 2008 into 10,000,000 shares of RoboServer common stock.	$100,000

Note dated June 28, 2006, interest is 10% due and payable on June 28, 2008, convertible into BizAuctions common stock at $0.01, per share. Note will be converted on or before June 28, 2008 into 12,500,000 shares of BizAuctions common stock.	$125,000

Note dated May 29, 2007 was due and payable on November 30, 2007. Note was amended on December 17, 2007 and extended to December 17, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender.	$35,000

Note dated December 13, 2007 due and payable on December 13, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender	$37,000

Note dated July 9, 2007, interest is $611.11 per day with interest paid through September 1, 2007.	$100,000

Convertible Promissory Note due on the maturity date of January 8, 2011 with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.	$495,100

Convertible Promissory Note due on the maturity date of January 8, 2011, with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.	$75,000

Total notes payable	$1,410,650

Less current portion	(900,550)

Long-term portion	$510,100

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 6- NOTE PAYABLE - (CONTINUED)

Maturities of notes payable as March 31, 2008, are as follows:

2008	$900,500
2009	$100,000
2010	$410,100
2011	$-0-

NOTE 7 – BENEFICIAL CONVERSION FEATURE

On January 8, 2008, the Company entered into a Convertible Promissory Note with a principal amount of $90,000.  The note contains an embedded beneficial conversion feature and accordingly, based on EITF 98-5, the Company has determined the intrinsic value, and recorded additional interest expense and increased the Additional Paid-in Capital to reflect this. The note is convertible into common stock at the rate of ½ of the average 3 lowest stock prices for the preceding 20 trading days.   The intrinsic value was determined to be $122,903 at the commitment date.  Based on EITF 98-5, the additional interest expense and increased Paid-In Capital is limited to the note amount ($90,000).

On January 8, 2008, the Company entered into a Convertible Promissory Note with a principal amount of $500,000.  The note contains an embedded beneficial conversion feature and accordingly, based on EITF 98-5, the Company has determined the intrinsic value, and recorded additional interest expense and increased the Additional Paid-in Capital to reflect this. The note is convertible into common stock at the rate of ½ of the average 3 lowest stock prices for the preceding 20 trading days.   The intrinsic value was determined to be $682,796 at the commitment date.  Based on EITF 98-5, the additional interest expense and increased Paid-In Capital is limited to the note amount ($500,000).

 note 8– COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen’s compensation, business property & casualty insurance, and general liability meeting the standard limits which are customary in the industry.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8– COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8– COMMITMENTS AND CONTINGENCIES-(CONTINUED)

Auction Boulevards-Green Endeavors LTD., formerly Net2Auction, Inc., office located at 17412 Ventura Boulevard, Encino, CA 91316 consists of approximately 700 sq. ft. of office space and 800 sq. ft. of warehouse space for $3,419. The office lease extends through December 31, 2008. The Company is currently working with a leasing agent in Encino for the sublease of the space to another business.

The engineering and sales office of RoboServer and Self-Serve Technologies consists of approximately 2,000 sq. ft. and is located at 10979 San Diego Mission Rd., San Diego, CA 92108. The office is subject to a lease that runs through September 30, 2008 at $2,011 per month with an option to extend for an additional one (1) year with an increase of four (4) percent. RoboServer is subleasing the office from Net2Auction Corporation at the cost of the lease.

The Company’s subsidiary, Net2Auction Corporation, currently subleases the second office-warehouse space at 10969 San Diego Mission Rd., San Diego, California 92108 to AuctionWagon, Inc. AuctionWagon leases approximately 750 sq. ft. of office space for $1.48 per sq. ft. on a month to month lease. The lease runs through September, 30, 2008 at $2,268 per month.

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

  1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115 with cam charges of $3,231, per month.
  1510 Corporate Center Drive from August 1, 2007 through July 31, 2008 is $12,540 with cam charges of $3,231, per month.
  1510 Corporate Center Drive from August 1, 2008 through October 17th, 2009 is $12,979 with cam charges of $3,231, per month.

Option Years
1510 Corporate Center Drive from October 17, 2009 through October 17, 2010 is $13,433 with cam charges of $3,231, per month.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8– COMMITMENTS AND CONTINGENCIES (Continued)

1510 Corporate Center Drive from October 17, 2010 through October 17, 2011 is $13,903 with cam charges of $3,231, per month.

 The Lease was guaranteed by Delmar Janovec and Brent Crouch.

The Company’s corporate offices consist of two offices with approximately 510 sq. ft. and are located at 3440 E. Russell Rd., Suite 217 & 206, Las Vegas, Nevada 89120. The offices are subject to a six (6) month lease at $868 per month, and $959, per month.

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

The Company has recorded contingencies in the amount of $250,571 that consist of trade payables for various vendors owed by the Company and its subsidiaries as of March 31, 2008.

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

For additional information regarding the AFG, AMRE, and Janovec Settlement Agreements, can be viewed under the Company’s 8-K filing on March 31, 2006, and as an Exhibit 10.2 to the Company’s Form 10KSB filed on May 10, 2007, and as an Exhibit 10.1 to the Company’s Form 10-KSB filed on April 15, 2005, on the Securities and Exchange Commission website at www.sec.gov.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8– COMMITMENTS AND CONTINGENCIES (Continued)

Although there are some contingencies that exist with the Company and its subsidiaries, there are no new contingencies that have occurred since the last physical year-ended, December 31, 2007, that have not been reflected in the financial statements for this period.

NOTE 9-MINORITY INTERESTS

During the period ended March 31, 2008, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., BizAuctions, Inc., and VoIPCOM USA, Inc., therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interests losses attributed to RoboServer and BizAuctions are approximately
$156,867, and $71,663, respectively.

NOTE 10-RELATED PARTY TRANSACTION

At March 31, 2008, the Company had notes payable to officers, a former officer, and other stockholders stockholders.  Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred and accrued interest the Company paid by issuing stock.

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer for services rendered.

As of March 31, 2008, the Company had notes payable to its president, Delmar Janovec, in the amount of $433,160, and $200,000 for accrued salary for calendar years 2007, 2006 and 2005. The note is payable on demand with interest accruing at 9% and is convertible into common stock, at the option of the lender.  The accrued salary and interest is included in Accrued Expenses.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 10-RELATED PARTY TRANSACTION-(Continued)

In December 2005, the Company’s subsidiary, Net2Auction, issued 187,000 shares of restricted common stock in Green Endeavors LTD., formerly Net2Auction, Inc., to Brent Crouch, CFO, of the BizAuctions, Inc. and RoboServer to purchase two vans valued at $35,000.

At March 31, 2008, the Company had notes payable to Brent Crouch, CFO, of the subsidiaries, and in the amount of $132,204. Note is payable on demand, with interest at 9%, and is convertible into common stock, at the option of the lender.

The convertible notes and corresponding amounts that are owed to Delmar Janovec and Brent Crouch do not contain a beneficial conversion feature.

 NOTE 11-SUBSEQUENT EVENTS

The Company has entered into a Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc. and Choi Kok Peng, a Malaysia citizen and business owner to sell one million (1,000,000) (shares remaining after a 200-for-1 reverse split of the VCMU common shares) shares of common restricted stock and six million five hundred thousand (6,500,000) shares of preferred stock for a price of $200,000.

ITEM 2.                      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.

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

AmeriResource Technologies, Inc. (the “Company”) conducts its business as a holding Company in a structure that includes several wholly-owned and majority-owned subsidiaries which are involved in software development for the Fast-Food and full service restaurant industry, and as a commercial liquidator for some of the nation’s top retailers for their excess inventory, overstocks, and returned merchandise selling the products on eBay. The Company’s subsidiaries are listed below and with the percent of ownership as of March 31, 2008, as follows;  RoboServer Systems Corp. (“RBSY”), Self-Serve Technologies, Inc. (“SSTI”),  Net2Auction Corporation (“NAC”), AuctionWagon Inc. (“AWI”), Auction Boulevard (“AB”), BizAuctions, Inc. (“BZCN”) and, BizAuctions Corp. (“BAC”), Business Auctions, Inc. (“BSAI”), VoIPCOM USA Inc., (“VCMU”). As of March 31, 2008, the Company owned 100% of Net2Auction Corporation, and AuctionWagon Inc. The Company owned approximately 40% of RoboServer’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 59% control. Self-Serve Technologies, Inc. is a wholly owned subsidiary. RoboServer is publicly traded on the Pink Sheets under the symbol “RBSY.  The Company owned approximately 59% of BizAuctions, Inc.’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 81% ownership or control of BizAuctions, Inc. BizAuctions Corp. and Business Auctions, Inc. are wholly-owned subsidiaries of BizAuctions, Inc. BizAuctions, Inc., is publicly traded on the Pink Sheets under the symbol “BZCN.” The Company owns approximately 97% of VoIPCOM USA, Inc.’s common stock and upon conversion of the Preferred would give the Company approximately 99% control. VoIPCOM USA, Inc. is publicly traded on the Pink Sheets under the symbol “VCMU”. Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s revenues, asset base and achieve profitability.

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

    The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting  referred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 2nd Qtr. of 2008 to the AuctionWagon shareholders.

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

    AuctionWagon’s software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AWI has added approximately 200 new customer accounts. AuctionWagon’s software continues to be a widely used by commercial business users doing business on eBay.  To learn more, please visit our website at www.auctiowagon.com.

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

    The Company closed down the store in Encino in September of 2007, due to continued losses and subsequently moved the assets and the operations of BizAuctions to San Diego, CA.

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

    BizAuctions operates out of San Diego, CA. We are currently providing liquidation services to retailers in California, Arizona and are in the process of expanding into other states.  Over the past 2 years, we have created and refined an efficient business model that will allow for expansion and growth in the years ahead. The current operational capacity has the ability to handle much more business that is limited only to our purchasing power. Our goal is to have operations strategically placed throughout the U.S. to accommodate our growth and demand for our products and services. For more information, please see www.bizauctions.com.

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

For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this Form 10-Q statement and the Company’s Form 10-KSB for year-ended December 31, 2007, filed on April 15, 2008, with the Securities and Exchange Commission. The Form 10-KSB can be viewed on the SEC website at www.sec.gov.

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
¦
Business Auctions, Inc. 100%

RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and should further be read in conjunction with the financial statements included in this report.  Comparisons made between reporting periods herein are for the three-month period ended March 31, 2008, as compared to the same period in 2007.

Revenues

    Revenues for the 1st Qtr. ended March 31, 2008 were $1,092,092 from $471,353 for the same period ended March 31, 2007. This represented an increase of $620,739 or 131% from March 31, 2007 to March 31, 2008. The increase in revenues is attributed to the increase of commercial liquidation accounts of its majority owned subsidiary, BizAuctions.

Expenses

    Operating expenses for the 1st Qtr. ended March 31, 2008 and March 31, 2007, were $1,344,971, and $926,650, respectively. This is an increase of $418,321 and is attributed to an increase in general and administrative expenses of $208,736 for March 31, 2008, an increase of $19,171, as compared to $189,568 for 2007, interest expense of $738,077, an increase of $721,479, as compared to $16,598 for the same period in 2007, legal and professional fees of $88,919, an increase of $26,608, as compared to $62,311 for the same period in 2007, and consulting expenses of $875,595 for March 31, 2008, an increase of $413,722 for the same period in 2007.

     The Company’s expenses for the first quarter ended March 31, 2008, as compared to the same period in 2007 are set forth below:

Expenses	2008	2007
General and Administrative	$208,736	$189,568
Consulting	875,595	461,873
Employee Salaries and Bonuses	158,552	194,316
Interest Expense	738,077	16,598
Legal and Professional	88,919	62,311
Depreciation and amortization	13,169	18,582
Total Expenses	2,083,048	835,511

Operating Loss

    The Company’s net loss increased to $1,556,581 in 2008 from $797,392 in 2007. The increase in operating loss is attributed to an increase in General and Administrative expenses, legal and professional expenses, consulting expenses and a one-time interest expense related to a Convertible Note the Company entered into during this period. For more information relating to the Convertible Note, please see Note. 7- BENEFICIAL NOTE CONVERSION.

Net Loss

    The Company’s net loss increased to $1,556,581 in 2008 as compared to a net loss of $486,802 in 2007. The increase in net loss is attributed to an increase in operations and sales for the quarter resulting in additional General and Administration expenses, consulting and legal expenses, and a one-time expense recorded for interest expenses of a Convertible Note. For more information relating to the Convertible Note expense, please see Note. 7 - BENEFICIAL NOTE CONVERSION

Liquidity and Capital Resources

The Company’s net cash used in operating activities for the quarter ended March 31, 2008 decreased to $116,349, as compared to cash used by operations of $316,596, for the same period in 2007.  This decrease is mainly attributable to the Company’s payments on accounts payable through the issuance of stock in 2008.

The Company’s cash flow from financing activities was $100,000 during the first quarter of 2008, as compared to $510,022 for the same period in 2007. This decrease is due to the Company’s receipt of cash from a subscription agreement during the first quarter of 2007.

The Company’s cash flow used in investing activities was $5,976 during the first quarter of 2008 as compared to $10,247 for the same period in 2007. The decrease is due to the Company spending less on fixed assets during this period in 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of March 31, 2008, we were not involved in any unconsolidated SPE transactions.

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

    In September 2006, the FASB issued SFAS NO. 157 “Fair Value Measurements”. SFAS No. 157 defined fair values established a framework for measuring fair value in generally accepted accounting principles and expand disclosure about fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within theses fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

    In September 2006, the Securities and Exchange Commission issued State Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the year ended 2007, our fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on the financial statements.

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

ACCOUNTING PRONOUNCEMENTS-(CONTINUED)

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

ITEM 3.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

°	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of an issuer’s assets; and

°
Provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditure are being made only in accordance with authorizations of its management and directors; and

°
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

    As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 and December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment did not identify deficiencies that were determined to be significant deficiencies in internal control.

    A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Since there were no significant deficiencies in our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2008 and December 31, 2007.

Remediation Plan

    We are including information with respect to our internal control over financial reporting for the period subsequent to the March 31, 2008, and the December 31, 2007 periods in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they were being addressed in our remediation plan.

    Subsequent to March 31, 2008 and December 31, 2007 period, we had undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting, including specific remediation initiatives as described below.  The implementation of these initiatives was a priority for us in fiscal year 2006, 2007, and continues to be a priority in fiscal 2008.  We had begun implementing the actions described below with respect to the identified significant deficiencies and had these deficiencies corrected by the year-end December 31, 2007;

Inadequate staffing. We have focused intensive efforts on improving the overall level of our staffing in a number of finance and accounting areas related to the significant deficiencies.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations.
As a result of the adjustments made with respect to certain balance sheet accounts for the fiscal year-ended December 31, 2006, we determined a more detailed review for these accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

PART II - OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company received approval by written consent of holders of in excess of 50% of the voting rights of AmeriResource providing for shareholder authorization to the Board of Directors of the Company to increase the number of authorized shares of the common stock of the corporation from 3 billion shares to 50 billion shares and that the par value of the common stock shall remain the same at $0.0001 on February 14, 2008. Notice of this change was given to all shareholders of record as of February 14, 2008, and prior to filing the change with the State of Delaware.

The Company filed with the State of Delaware an amendment to Articles of Incorporation whereby increasing the authorized shares of common stock from 3 billion shares to 50 billion shares with the preferred shares remaining the same at 10 million shares with a par value of $.001, and received confirmation of the acceptance of the amendment on March 7, 2008.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-Q which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

Date: May 20, 2008	By:	/s/ Delmar Janovec
Delmar Janovec
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation of the Company, (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

3.2	Bylaws of the Company, (Incorporated by reference from the Company's Form S-4, file number 33-44104, effective on February 11, 1992.)

MATERIAL CONTRACTS

10.1
Convertible Note, dated Janaury 18, 2008 by and between JMJ Financial and the Company. (filed as an Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2008, and incorporated herein by reference).

10.2
Amended Settlement Agreement, dated March 15, 2008 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec.(filed as an Exhibit to the Form 10-KSB filed on March 31, 2008, and incorporated herein by reference).

14	Code of Ethics adopted by the Company.

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350

SUBSEQUENT EVENTS

10.1
Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc. and Choi Kok Peng, (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 20, 2008.)