Form 10-Q
period 2008-06-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2008-08-19
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-20033

AMERIRESOURCE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	81-1084784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3440 E. Russell Rd., Suite 217, Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 214-4249
(Registrant’s telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer or large accelerated filer as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes  ☐  No  ☒

Number of shares of the issuer’s common stock, with par value, outstanding as of August 12, 2008: 178,610,337

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated.  Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2008, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company’s business, the results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year-ended December 31, 2007.

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of June 30, 2008
(Unaudited)
ASSETS:
Current Assets:
Cash	$182,942
Accounts receivable	13,537
Interest receivable	53,832
Prepaid expenses	6,000
Inventory	117,926
Note receivable	16,265
Total Current Assets	390,502
Fixed Assets
Fixed assets at cost	225,933
Accumulated depreciation	-93,810
Net Assets	132,123
Other Assets
Notes receivable - Long term	451,168
Investment in marketable securities	850,000
Intangible assets - net of accumulated amortization	120,927
Goodwill	427,496
Deposits	25,282
Total Other Assets	1,874,873
Total Assets	$2,397,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$362,352
Accrued expenses	382,582
Accrued interest	381,431
Note Payable - related party	590,730
Note Payable	900,550
Total Current Liabilities	2,617,645
Other Liabilities
Contingencies and commitments	250,571
Note payable	510,100
Total Other Liabilities	760,671
Total Liabilities	3,378,316

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class A, issued and outstanding, 131,275 shares	131
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class B, issued and outstanding, 177,012 shares	177
Preferred stock, $.001 par value; 1,000,000 shares authorized
Class C, issued and outstanding, 1,000,000 shares	1,000
Preferred stock, $.001 par value; 750,000 shares authorized
Class D, issued and outstanding, 250,000 shares	250
Common stock, $.0001 par value; 50,000,000,000 shares authorized;
23,834,646 shares issued and outstanding	2,383
Additional paid-in Capital	23,754,210
Comprehensive loss on marketable securities	(3,108)
Retained deficit	(24,405,216)
Minority interest	(330,645)
Total Stockholders' Deficit	(980,818)
Total Liabilities and Stockholders' Deficit	$2,397,498

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$907,316	$453,841	$1,999,408	$925,194

Cost of goods sold	730,182	463,626	1,584,337	789,194

Gross profit	177,134	(9,785)	415,071	136,000

Operating expenses:
Selling, general and administrative expenses	168,253	168,306	376,989	357,874
Salaries	128,245	107,949	286,797	302,265
Legal and professional	75,169	33,291	164,088	95,602
Consulting	279,070	523,560	1,154,665	985,433
Depreciation and amortization	13,329	18,722	26,498	37,304
Total operating expenses	664,066	851,828	2,009,037	1,778,478

Other income and expenses:
Loss on sale of subsidiary	(5,964)		(5,964)
Interest income	50		60,050
Interest expense	(53,399)	(102,842)	(201,476)	(119,369)
Total other income and expenses	(53,349)	(102,842)	(141,426)	(119,369)

Net loss before income tax provision	(540,281)	(964,455)	(1,735,392)	(1,761,847)

Minority interest	136,512	396,796	365,042	707,386

Income tax provision

Net loss	$(403,769)	$(567,659)	$(1,370,350)	$(1,054,461)

Net loss per common share (basic and diluted)	$(0.0277)	$(0.4259)	$(0.3638)	$(0.8647)

Weighted average common shares outstanding	14,556,874	1,332,716	3,767,081	1,219,392

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOUSRCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	(1,370,350)	(1,054,461)
Adjustment to reconcile net loss to cash used in operations:
Stock issued to pay expenses (company and affiliate stock)	1,279,439	936,846
Depreciation	26,498	37,304
Minority interest	(365,042)	(707,386)

Change in operating accounts
Accounts receivable	(13,237)
Accounts payable	(24,822)	132,076
Inventory	1,294	45,315
Accrued expenses	243,546	192,918
Prepaid expenses	-	(2,000)

Net cash used in operating activities	(222,674)	(419,388)

Cash flows from investing activities:
Purchase of assets	(9,176)	(13,402)
Net cash used in investing activities	(9,176)	(13,402)

Cash flows from financing activities:
Proceeds from sale of subsidiary	93,915	-
Proceeds from the sale of common stock	-	775,000
Cash payments on loans	-	(264,978)
Proceeds from note payable - related party	39,849	-
Payments on note payable - related party	-	(19,733)
Proceeds from note payable	75,000	150,000
Cash received on notes receivable	50,000	-
Net cash from financing activities	258,764	640,289

Increase (Decrease) in cash	26,914	207,499

Cash - Beginning of the period	156,028	93,637

Cash - June 30, 2008	182,942	301,136

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued for Note receivable	500,000
Note receivable received for Note payable	500,000
Interest receivable for Note receivable	55,000

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOURCE  TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS ACTIVITIES

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

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-Q, and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, these statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America and are unaudited..  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year-ended December 31, 2008. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year-ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports.

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

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources, Inc., RoboServer Systems, Corp., Self-Serve Technologies, Inc., Net2Auction Corporation, and Auction Wagon Inc., BizAuctions, Inc., and BizAuctions Corp.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Earnings (Loss) per common share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period.  Options, warrants, and convertible debt outstanding are not included in the computation because the effect would be antidilutive.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred continuing losses and has not yet generated sufficient working capital to support its operations. The Company’s ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, increase sales and revenues, obtain additional financing through equity, and eventually, attaining a profitable level of operations.

It is management’s opinion the going concern basis of reporting its financial condition and results of operations is appropriate at this time.  The Company plans to increase cash flows through increased revenues, reduce expenses through consolidation, and purchase additional revenue producing assets through equity, and the sale or closure of unprofitable subsidiary operations.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue Fifty Billion (50,000,000,000) shares of Common Stock and Ten Million (10,000,000) shares of preferred stock (“Preferred Stock”), as of June 30, 2008. The Company filed with the State of Delaware an Amendment to the Articles of Incorporation increasing the authorized from Three Billion (3,000,000,000) to Fifty Billion (50,000,000,000) that became effective on March 7, 2008.

In February of 2002, the Company approved a 100 for 1 reverse stock split, and in December of 2004, the Company approved a 40 for 1 reverse stock split, and in November of 2007, the Company approved a 50 for 1 reverse stock split and in May of 2008 a 400 for 1 reverse stock split. The shares are shown after the reverse stock splits.

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT –(CONTINUED)

During the second quarter ending June 30, 2008, the Company had a total issued and outstanding of Twenty-three million Eight Hundred Thirty-four Thousand Six Hundred Forty-six, (23,834,646), shares of common stock as follows:

7,142,000 shares of common stock were issued for consulting services valued at $279,070.

588,500 shares of common stock were issued for legal and professional services valued at $23,540.

As of August 12, 2008, the Company has 178,610,337 shares of common issued and outstanding.

The issuance of 102,675,691 shares since the period ended, June 30, 2008 is due to stock issuance to consultants for services, and legal and professional services that have been rendered to the Company.

The issuance of 52,100,000 shares since the period ended, June 30, 2008, is pursuant to a Convertible Note with the note holder, JMJ Financial, that was filed as an 8-K on January 18, 2008.

Preferred stock

The Company has currently designated 10,000,000 shares of their authorized preferred stock to Series A Convertible Preferred Stock and an additional 10,000,000 shares to Series B Convertible Preferred Stock.

Both Series A and B preferred stock bear a cumulative $.125 per share per annum dividend, payable quarterly.  The shareholders have a liquidation preference of $1.25 per share, and in addition, all unpaid accumulated dividends are to be paid before any distributions are made to common share- holders.  These shares are subject to redemption by the Company, at any time after the second anniversary of the issue dates (ranging from August 1990 through December 1995) of such shares and at a price of $1.25 plus all unpaid accumulated dividends.  Each preferred share is convertible, at any time prior to a notified redemption date, to one common share.  The preferred shares have equal voting rights with common shares and no shares have been converted in 2008.  Dividends are not payable until declared by the Company.

On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State with the State of Delaware to designate 1,000,000 shares of its Preferred Stock as “Series C Preferred Stock”. Each share of the Series C Stock shall be convertible into common stock of the Company based on the stated value of $2.00 divided by 50% of the average closing price of the Common Stock on five (5) business days preceding the date of conversion. Each share of the outstanding Series C Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $2.00 per share with interest of 8% per annum. The holders of the Series C is entitled to receive $2.00 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

On February 22, 2002, the Company filed a “Certificate of Designation” with the Secretary of State of the State of Delaware to designate 750,000 shares of its Preferred Stock as “Series D Preferred Stock”. Each share of the Series D Stock shall be convertible into one (1) share of common stock of the Company. Each share of the outstanding Series D Preferred is redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $.001 per share with interest of 8% per annum. The holders of the Series D is entitled to receive $.001 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT –(CONTINUED)

On December 19, 2005, the Company filed a “Certificate of Designation” with the Secretary of State of the State of Delaware to designate 1,000,000 shares of the Preferred Stock as “Series E Preferred Stock”. Each share of the outstanding Series E Preferred shall be convertible into common stock of the Company based on the stated value of $0.50 divided by 50% of the average closing price of the Common Stock on the five (5) business days preceding the date of conversion. Each share of the outstanding Series E Preferred shall be redeemable by the Corporation at any time at the redemption price. The redemption price shall equal $0.50 per share with interest of 8% per annum. The holders of the Series E is entitled to receive $0.50 per share before the holders of common stock or any junior securities receive any amount as a result of liquidation.

NOTE 5-NOTE RECEIVABLE

As of June 30, 2008, the Company had the following amounts as notes receivables.

  Note receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.

  Note receivable of $10,000 in principle from Candwich Food Distributors with interest of $1,500 with principle and interest due on August 10, 2008.
  Note has been extended to November 10, 2008 with principle and interest due.

  Collateralized Promissory Note of $500,000 from JMJ Financial with Maturity Date of January 8, 2012.

Total Notes Receivables	$467,433
Less current portion	$16,265
Long term notes receivable	$451,168

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 6- NOTE PAYABLE

The Company had the following notes payable as of June 30, 2008.

Line of Credit, dated March 25, 2007, interest is Prime plus 3%, due and payable March 10, 2008. Note was extended until March 10, 2009.	$100,050
American Factors Group Settlement Agreement dated March 27, 2006, revised in March 2007, July, 2007, and March 15, 2008. Note is due on December 31, 2008.	$172,000
Note dated April 12, 2005, interest is prime plus 3% originally due on November 12, 2005, extended through November 4, 2007, convertible into 20,000,000 shares of VoIPCOM USA, Inc., common stock. Note was converted on April 7, 2008 into 21,600,000 shares of common restricted stock that included principal and interest.	$80,000
Note dated June 29, 2007, interest is 3% per month, due and payable on or before December 31, 2007. Note has been extended to September 30, 2008.	$91,500
Note dated June 28, 2006, interest is 10% due and payable on June 28, 2008, convertible into BizAuctions common stock at $0.01, per share.	$125,000
Note dated May 29, 2007 was due and payable on November 30, 2007. Note was amended on December 17, 2007 and extended to December 17, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender.	$35,000
Note dated December 13, 2007 due and payable on December 13, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender	$37,000
Note dated July 9, 2007, interest is $611.11 per day with interest paid through September 1, 2007.	$100,000
Convertible Promissory Note due on the maturity date of January 8, 2011 with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.	$495,100
Note dated May 8, 2006 interest is 12%, due and payable on May 8, 2008, convertible into RoboServer common stock at $0.01, per share.	$100,000
Convertible Promissory Note due on the maturity date of January 8, 2011, with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.	$75,000

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 6- NOTE PAYABLE- (CONTINUED)

Total notes payable	$1,410,650
Less current portion	(900,550)

Long-term portion	$510,100

Maturities of notes payable as of June 30, 2008, are as follows:

2008	$900,500
2009	$100,000
2010	$410,100
2011	-0-

NOTE 7 – BENEFICIAL CONVERSION FEATURE

On January 8, 2008, the Company entered into a Convertible Promissory Note with a principal amount of $90,000.  The note contains an embedded beneficial conversion feature and accordingly, based on EITF 98-5, the Company has determined the intrinsic value, and recorded additional interest expense and increased the Additional Paid-in Capital to reflect this. The note is convertible into common stock at the rate of ½ of the average 3 lowest stock prices for the preceding 20 trading days.   The intrinsic value was determined to be $122,903 at the commitment date.  Based on EITF 98-5, the additional interest expense and increased Paid-In Capital is limited to the note amount ($90,000). This was recorded during the quarter ended March 31, 2008.

On January 8, 2008, the Company entered into a Convertible Promissory Note with a principal amount of $500,000.  The note contains an embedded beneficial conversion feature and accordingly, based on EITF 98-5, the Company has determined the intrinsic value, and recorded additional interest expense and increased the Additional Paid-in Capital to reflect this. The note is convertible into common stock at the rate of ½ of the average 3 lowest stock prices for the preceding 20 trading days.   The intrinsic value was determined to be $682,796 at the commitment date.  Based on EITF 98-5, the additional interest expense and increased Paid-In Capital is limited to the note amount ($500,000).  This was recorded during the quarter ended March 31, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company is currently covered adequately for workmen’s compensation, business property & casualty insurance, and general liability meeting the standard limits which are customary in the industry.

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

 NOTE 8 – COMMITMENTS AND CONTINGENCIES-(CONTINUED)

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
BANK WEST OF NEVADA
ACCOUNT #0320035069,
ABA# 122401778.

As amended herein, the Agreement shall remain in full and effect

Boulevards-Green Endeavors LTD., formerly Net2Auction, Inc., office located at 17412 Ventura Boulevard, Encino, CA 91316 consists of approximately 700 sq. ft. of office space and 800 sq. ft. of warehouse space for $3,419. The office lease extends through December 31, 2008.

The engineering and sales office of RoboServer and Self-Serve Technologies consists of approximately 2,000 sq. ft. and is located at 10979 San Diego Mission Rd., San Diego, CA 92108. The office is subject to a lease that runs through September 30, 2008 at $2,011, per month with an option to extend for an additional one (1) year with an increase of four (4) percent. RoboServer is subleasing the office from Net2Auction Corporation at the cost of the lease.

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(CONTINUED)

The Company’s subsidiary, Net2Auction Corporation, currently subleases the second office-warehouse space at 10969 San Diego Mission Rd., San Diego, California 92108 to AuctionWagon, Inc. AuctionWagon leases approximately 750 sq. ft. of office space for $1.48 per sq. ft. on a month to month lease. The lease runs through September, 30, 2008 at $2,268, per month.

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

1510 Corporate Center Drive from July 18, 2006 through July 31, 2007 is $12,115, with cam charges of $3,231, per month.
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

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(CONTINUED)

The shares were not issued as the Company entered into an agreement to sell its controlling interests in Green Endeavors LTD, to Nexia Holdings, Inc. on June 21, 2007, which was subsequently closed on October 19, 2007

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 3rd Qtr. of 2008, to the AuctionWagon shareholders pro rata.

The Company has recorded contingencies in the amount of $250,571 that consist of trade payables for various vendors owed by the Company and its subsidiaries as of June 30, 2008.

NOTE 9 -MINORITY INTERESTS

During the three months ended June 30, 2008, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., Net2Auction, Inc., and BizAuctions, Inc., therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interests losses attributed to RoboServer and BizAuctions are approximately, $66,608 and $69,904, respectively.

NOTE 10-GOODWILL

The Company entered into a Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc. and Choi Kok Peng, a Malaysia citizen and business owner, to sell one million (1,000,000) (shares remaining after a 200-for-1 reverse split of the VCMU common shares) shares of common restricted stock and six million five hundred thousand (6,500,000) shares of preferred stock for a price of $200,000.

The company had originally recorded goodwill of $80,000 on the purchase of VCMU, and had expenses in the amount of $19,879 (booked as an intercompany payables), resulting in the loss of $5,964 on the sale after legal, professional fees, and commissions.  As a result of the sale, goodwill on the consolidated balance sheet was reduced by $80,000.

NOTE 11-RELATED PARTY TRANSACTION

At June 30, 2008, the Company had notes payable to officers, a former officer, and other stockholders.  Some of the notes were retired and stock was issued in satisfaction of the notes payable. In addition, there was related interest expense incurred, and accrued interest the Company paid by issuing stock for services rendered.

Ameriresource Technologies, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTION-(CONTINUED)

The Company also issued Super-Voting Preferred Stock in RoboServer Systems Corp. to an officer

As of June 30, 2008, the Company had notes payable to its president, Delmar Janovec, in the amounts of $433,160 and $200,000 for accrued salary for calendar years 2007, 2006 and 2005. The notes are payable on demand with interest accruing at 9% and is convertible into common stock, at the option of the lender.  The accrued salary and interest is included in Accrued Expenses.

In December 2005, the Company’s subsidiary, Net2Auction, issued 187,000 shares of restricted common stock in Green Endeavors LTD., formerly Net2Auction, Inc., to Brent Crouch, CFO, of the BizAuctions, Inc. and RoboServer to purchase two vans valued at $35,000.

At June 30, 2008, the Company had notes payable to Brent Crouch, CFO, of the subsidiaries, and in the amount of $132,204. Note is payable on demand, with interest at 9%, and is convertible into common stock, at the option of the lender.

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

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements.  though all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to confirm such statements to actual results.

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

AmeriResource Technologies, Inc. (the “Company”) conducts its business as a holding Company in a structure that includes several wholly-owned and majority-owned subsidiaries which are involved in software development for the Fast-Food and full service restaurant industry, and as a commercial liquidator for some of the nation’s top retailers for their excess inventory, overstocks, and returned merchandise selling the products on eBay. The Company’s subsidiaries are listed below and with the percent of ownership as of June 30, 2008, as follows;  RoboServer Systems Corp. (“RBSY”), Self-Serve Technologies, Inc. (“SSTI”),  Net2Auction Corporation (“NAC”), AuctionWagon Inc. (“AWI”), Auction Boulevard (“AB”), BizAuctions, Inc. (“BZCN”) and, BizAuctions Corp. (“BAC”), Business Auctions, Inc. (“BSAI”). As of June 30, 2008, the Company owned 100% of Net2Auction Corporation, and AuctionWagon Inc. The Company owned approximately 40% of RoboServer’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 59% control. Self-Serve Technologies, Inc. is a wholly owned subsidiary. RoboServer is publicly traded on the Pink Sheets under the symbol “RBSY.  The Company owned approximately 59% of BizAuctions, Inc.’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 81% ownership or control of BizAuctions, Inc. BizAuctions Corp. and Business Auctions, Inc. are wholly-owned subsidiaries of BizAuctions, Inc. BizAuctions, Inc., is publicly traded on the Pink Sheets under the symbol “BZCN.” Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s revenues, asset base and achieve profitability.

The Company will continue to strive to attain consistent profitability through acquisitions of revenue producing businesses, growing the business models of BizAuctions and RoboServer, and or divestitures of our current subsidiaries if an attractive offer from possible suitors is received. As of June 30, 2008, the Company had a total of 14 full time employees and 6 full time consultants.

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

RoboServer has created a new product line and revenue center, RoboServer Easy Pay.  This newly created division of RoboServer Systems offers a portfolio of customized integrated software applications.  Examples inlucde the processing of payments for utilities (water, electricity, and natural gas bills), franchise or property taxes, parking or speeding tickets, and many other opportunities for self-service payment processing.  RoboServer Easy Pay is fully compatible with RoboServer stand-alone touch-screen kiosk models or RoboServer's innovative Assisted-Server Dual Screen counter-top model.  The software application is very intuitive and fluid to provide the customer with a complete and satisfactory transaction while reducing costs and increasing productivity for the owner, whether private or governmental.

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

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of SuperVoting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of SuperVoting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The SuperVoting Preferred stock will be issued during the 3rd Qtr. of 2008 to the AuctionWagon shareholders.

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

Our sales volume and revenue has increased significantly since inception as we have capitalized on the constant demand of a loyal and growing customer base.  Our customers are excited to be able to purchase top of the line merchandise at a discount from retail prices. It is a winning combination that keeps us well positioned in the marketplace.

BizAuctions operates out of San Diego, CA. We are currently providing liquidation services to retailers in California, Arizona, and Colorado, and in the process of expanding into other states.  Over the past 2 years, we have created and refined an efficient business model that will allow for expansion and growth in the years ahead. The current operational capacity has the ability to handle much more business that is limited only to our purchasing power. Our goal is to have operations strategically placed throughout the U.S. to accommodate our growth and demand for our products and services. For more information, please see www.bizauctions.com.

VOIPCOM USA, INC. (VCMU)

On April 15, 2005, the Company acquired 23,000,000 shares or approximately 97% of the outstanding voting common stock, of VoIPCOM USA, Inc. (“VCMU”). VoIPCOM USA, Inc., currently has minimal operations, its capital structure and broad base of shareholders position it as a viable entity that is searching for revenue generate assets to be acquired for the Company.

The acquisition was made pursuant to a certain Share Purchase Agreement, dated April 15 2005, between the Company and BBG, Inc. The purchase price for the Shares was $80,000, with the purchase being treated as an investment in subsidiaries. The Company was undecided at the time of the closing on what course of action it will undertake with VoIPCOM USA, Inc. however, the Company is considering reselling the shares or placing assets into VoIPCOM USA, Inc.

The Company’s common stock is quoted on the pink sheets under the stock symbol “VCMU”.

The Company entered into a Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc. and Choi Kok Peng, a Malaysia citizen and business owner, to sell one million (1,000,000) (shares remaining after a 200-for-1 reverse split of the VCMU common shares) shares of common restricted stock and six million five hundred thousand (6,500,000) shares of preferred stock for a price of $200,000.  The Company had recorded good will and expenses in the amount of $99,879, resulting in a loss of $5,964 on the sale after legal, professional fees, and commissions in the amount of $106,085 were recorded and paid upon the closing.

For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this Form 10-Q statement and the Company’s Form 10-KSB for year-ended December 31, 2007, filed on April 15, 2008, with the Securities and Exchange Commission. The information can be viewed on the SEC website at www.sec.gov.

CORPORATE CHART FOR SUBSIDIARY OWNERSHIP OF COMMON STOCK

AMERIRESOURCE TECHNOLOGIES, INC.
AuctionWagon, Inc. 100%
BizAuctions, Inc. 59%
Net2Auction Corporation 100%
West Texas Real Estate 100%
RoboServer Systems Corp. 40%
BizAuctions, Corp. 100%
Business Auctions, Inc. 100%
Self-Serve Technologies, Inc. 100%

CORPORATE CHART FOR SUBSIDIARY OWNERSHIP UPON CONVERSION OF  SUPERVOTING PREFERRED STOCK

AMERIRESOURCE TECHNOLOGIES, INC.
Net2Auction Corporation
100%
Auction Wagon, Inc.
100%
BizAuctions, Inc.
81%
West Texas Real Estate
100%
RoboServer Systems Corp.
59%
BizAuctions Corp.
100%
Self-Serve Technologies, Inc.
100%
Business Auctions, Inc.
100%

RESULTS OF OPERATIONS

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and should further be read in conjunction with the financial statements included in this report.  Comparisons made between reporting periods herein are for the six-month period ending June 30, 2008 as compared to the same period in 2007.

Revenues

Revenues for the 2nd Qtr. ended June 30, 2008, were $907,316 compared to $453,841 for the same period ended June 30, 2007. This represented an increase of $453,475 or 99.9% from June 30, 2008 to June 30, 2007. The increase in revenues is attributed to the increase of commercial liquidation accounts of its majority owned subsidiary, BizAuctions.

Expenses

Operating expenses for the 2nd Qtr. ended June 30, 2008 and June 30, 2007, were $664,066, and $851,828, respectively. This is a decrease of $187,762, and is mainly attributed to a decrease in consultant expenses of $244,490 for the period ended June 30, 2008.

 The Company’s expenses for the second quarter ended June 30, 2008, as compared to the same period in 2007, are set forth below:

Expenses	2008	2007
General and Administrative	168,253	168,306
Consulting	279,070	523,560
Employee Salaries and Bonuses	128,245	107,949
Interest Expense	53,399	102,842
Legal and Professional	75,169	33,291
Depreciation and amortization	13,329	18,722
Total Expenses	717,735	954,670

The decrease in these expenses for the three months ended, June 30, 2008, as related to the same period for 2007, is due mainly to the increased operations of the Company’s subsidiaries.   Revenues increased significantly for the quarter ended June 30, 2008, as compared to the same period in 2007, due to the increased operations of its subsidiaries.

The decrease in consulting expenses for the three months ended June 30, 2008, as compared to the same period in 2007, is primarily attributed to less utilization of outside consultants during the period.

The decrease in interest expense for the three months ended June 30, 2008, as compared to the same period in 2007, is due to a one time charge for interest expense during the same period in 2007.

Operating Loss

The Company’s operating loss decreased to $540,281 in 2008 from $964,455 in 2007. The decrease in operating loss is attributed to an increase in revenues and a decrease in General and Administrative and consulting expenses.

Net Loss

The Company’s net loss decreased to $403,769 in 2008 as compared to a net loss of $567,659 in 2007. The decrease in net loss is attributed to an increase in operations, sales, and gross profits for the quarter.

During the period ended June 30, 2008 the Company sold its interests in VoIPCOM USA, Inc. in the amount of $200,000. The Company had recorded good will and expenses in the amount of $99,879, resulting in a loss of $5,964 on the sale after legal, professional fees, and commissions in the amount of $106,085 were recorded and paid upon the closing.

 Liquidity and Capital Resources

The Company’s net cash used in operating activities for the six months ended June 30, 2008 decreased to $222,674 as compared to $419,388 for the same period in 2007. This decrease is mainly attributable to an increase in the amount of stock used to pay expenses of $1,279,439 for the six months ended June 30, 2008 as compared to $936,846 for the six months ended June 30, 2007.

The Company’s cash flow used in investing activities was $9,176 during the six months ended June 30, 2008, as compared to $13,402 for the same period in 2007. The decrease is due to purchase of fixed assets.

The Company’s cash flow provided by financing activities was $258,764 during the six months ended, June 30, 2008, as compared to $640,289 for the same period in 2007. This decrease is due to a net receipt of cash received from subscription agreements during the same period in 2007.

The Company has relied upon its chief executive officer for its capital requirements and liquidity. The Company’s recurring losses, lack of cash flow, and lack of cash on hand raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, ultimately allowing the Company to achieve consistent profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of June 30, 2008, we were not involved in any unconsolidated SPE transactions.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 and December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment did not identify deficiencies that were determined to be significant deficiencies in internal control.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Since there were significant deficiencies in our assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2008, and December 31, 2007.

Remediation Plan

We are including information with respect to our internal control over financial reporting for the period subsequent to the June 30, 2008, and the December 31, 2007 periods in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they were being addressed in our remediation plan.

Subsequent to June 30, 2008 and December 31, 2007 period, we had undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting, including specific remediation initiatives as described below. The implementation of these initiatives was a priority for us in fiscal year 2006, 2007, and continues to be a priority in fiscal 2008.  We had begun implementing the actions described below with respect to the identified significant deficiencies and had these deficiencies corrected by the year-end December 31, 2007;

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

PART II - OTHER INFORMATION

ITEM 5-OTHER ITEMS

The Company entered into a Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc. and Choi Kok Peng, a Malaysia citizen and business, owner to sell one million (1,000,000) (shares remaining after a 200-for-1 reverse split of the VCMU common shares) shares of common restricted stock and six million five hundred thousand (6,500,000) shares of preferred stock for a price of $200,000. The Company had recorded good will and expenses in the amount of $99,879, resulting in a loss of $5,964 on the sale after legal, professional fees, and commissions in the amount of $106,085 were recorded and paid upon the closing.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar Janovec
Delmar Janovec, Chief Executive Officer
Dated:  August 19, 2008

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992).

3.2	Bylaws of the Company. (Incorporated by reference from the Company’s Form S-4, file number 33-44104, effective on February 11, 1992).

4.1	Form DEF 14 C, dated February 22, 2008. (Incorporated by reference from the Company’s Form DEF 14 C-Other definitive information, effective on February 22, 2008).

MATERIAL CONTRACTS

10.1	Share Purchase Agreement, dated May 12, 2008, by and between AmeriResource Technologies, Inc., and Choi Kok Peng. (filed as an Exhibit 10-1 to the Form 10-Q filed on May 20, 2008, and incorporated herein by reference.)

10.2
Amended Settlement Agreement, dated March 15, 2008 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as an Exhibit to the Form 10-KSB filed on March 31, 2008, and incorporated herein by reference).

10.3
Convertible Note, dated January 18, 2008 by and between JMJ Financial and the Company. (filed as an Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed on January 18, 2008, and incorporated herein by reference).

11.0
Addendum to Stock Exchange Agreement between the Company and Nexia Holdings, Inc., dated June 21, 2007. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated herein by reference).

11.1
Lease Agreement & Lease Guarantee dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154. (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on May, 10, 2007, and incorporated herein by reference).

11.2
Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2006, and incorporated herein by reference).

11.3
Acquisition and Asset Purchase Agreement between Net2Auction and AuctionBoulevard, Inc. dated September 27, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2005, and incorporated herein by reference).

11.4
Acquisition and Stock Exchange Agreement between Net2Auction and AuctionWagon Inc., dated September 30, 2005. (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 12, 2005, and incorporated herein by reference).

11.5
Acquisition and Stock Exchange Agreement between the Company and RoboServer Systems Corp. dated August 26, 2004 (filed as Exhibit 10(i) to the Company’s Current Report on   Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

11.6
Acquisition and Stock Exchange Agreement between the Company and Net2Auction, Inc. dated December 2, 2004. (filed as Exhibit 10(ii) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

11.7
Fourth Addendum Settlement and Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as Exhibit 10(iii) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

11.8
Share Purchase Agreement, dated as of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

11.9	Promissory Note, dated as of April 12, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

14	Code of Ethics adopted by the Company.

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350