Form 10-Q
period 2008-09-30
AMERIRESOURCE TECHNOLOGIES INC
filed 2008-11-20
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐  No  ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 10, 2008: 4,398,674,337

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

As used herein, the term “Company” refers to AmeriResource Technologies, Inc., a Delaware corporation, and its subsidiaries and predecessors, unless otherwise indicated.  Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2008, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.  Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2007.

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008
(Unaudited)

	September 30,	December 31,
	2008	2008
ASSETS:
Current Assets:
Cash	$84,873	$156,028
Accounts receivable	7,489	300
Interest receivable	33,832
Prepaid expenses	6,000	6,000
Inventory	183,972	119,220
Note receivable	16,065	16,265
Total Current Assets	332,231	297,813
Fixed Assets
Fixed assets at cost	225,933	216,757
Accumulated depreciation	(104,966)	(71,656)
	120,967	145,101
Other Assets
Notes receivable - Long term	411,868	-
Investment in marketable securities	850,000	850,000
Intangible assets - net of accumulated amortization	118,809	125,271
Goodwill	427,496	507,496
Deposits	25,307	25,282
	1,833,480	1,508,049
Total Assets	$2,286,678	$1,950,963

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$390,522	$387,174
Accrued expenses	220,920	261,891
Accrued interest	384,212	202,513
Note Payable - related party	470,488	550,881
Current maturities of long term debt	638,550	858,550
Total Current Liabilities	2,104,692	2,261,009
Other Liabilities
Contingencies and commitments	250,571	250,571
Long-Term Debt	598,850	-
Total Other Liabilities	849,421	250,571
Total Liabilities	2,954,113	2,511,580

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class A, issued and outstanding, 131,275 shares	131	131
Preferred stock, $.001 par value; 10,000,000 shares authorized
Class B, issued and outstanding, 177,012 shares	177	177
Preferred stock, $.001 par value; 1,000,000 shares authorized
Class C, issued and outstanding, 1,000,000 shares	1,000	1,000
Preferred stock, $.001 par value; 750,000 shares authorized
Class D, issued and outstanding, 250,000 shares	250	250

Common stock, $.0001 par value; 50,000,000,000 shares authorized;
4,331,875,467 and 159,154,238 shares issued and outstanding	433,187	15,915
Additional paid-in Capital	23,895,225	22,434,822
Comprehensive loss on marketable securities	(3,108)	(3,108)
Retained deficit	(24,687,511)	(23,035,266)
Minority interest	(306,786)	25,462
Total Stockholders' Deficit	(667,435)	(560,617)

Total Liabilities and Stockholders' Deficit	$2,286,678	$1,950,963

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$742,258	$1,066,598	$2,741,666	$1,991,792

Cost of goods sold	638,797	888,345	2,223,134	1,677,539

Gross profit	103,461	178,253	518,532	314,253

Operating expenses:
Selling, general and administrative expenses	162,011	217,939	539,000	575,813
Salaries	122,010	25,000	408,807	75,000
Legal and professional	44,926	44,869	209,014	140,471
Consulting	304,791	760,352	1,459,456	1,998,050
Research and development		4,850		4,850
Depreciation and amortization	13,328	15,492	39,826	52,796
Total operating expenses	647,066	1,068,502	2,656,103	2,846,980
Operating Loss	(543,605)	(890,249)	(2,137,571)	(2,532,727)
Other income and expenses:
Gain on sale of subsidiary	100,350		94,386
Interest income	41		60,091
Loss on store closure		(56,177)		(56,177)
Gain on extinguishment of debt		232,067		232,067
Interest expense	(84,696)	(86,685)	(286,172)	(206,054)
Total other income and expenses	15,695	89,205	(131,695)	(30,164)

Net loss before income tax provision	(527,910)	(801,044)	(2,269,266)	(2,562,891)

Minority interest	253,320	322,579	618,362	1,029,965
Income tax provision

Net loss	$(274,590)	$(478,465)	$(1,650,904)	$(1,532,926)

Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(3.19)

Weighted average common shares outstanding	865,752,744	256,168,033	117,719,030	480,913

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOURCE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	(1,650,904)	(1,532,926)
Adjustment to reconcile net loss to cash used in operations:
Stock issued to pay expenses (company and affiliate stock)	1,631,433	1,578,580
Depreciation and amortization	39,826	52,796
Minority interest	(618,362)	(1,029,965)
Gain on extinguishment of debt	-	(232,067)
Loss on store closure	-	56,177
Change in operating accounts:	-	-
Accounts receivable	(7,189)	-
Interest receivable	(33,832)	-
Accounts payable	3,348	149,781
Inventory	(64,752)	(32,440)
Accrued expenses and accrued interest	265,728	182,479
Note payable - related party	29,758	114,600
Prepaid expenses	-	(1,072)
Deposits	(25)	-
Net cash used in operating activities	(404,971)	(694,057)
Cash flows from investing activities:
Purchase of intangible assets	(54)	(21,452)
Purchase of assets	(9,176)	(15,226)
Net cash used in investing activities	(9,230)	(36,678)
Cash flows from financing activities:
Proceeds from sale of subsidiary	93,915	-
Proceeds from the sale of common stock	-	825,000
Cash payment on loans	-	(264,978)
Cash received on Long Term Debt	121,150	240,000
Cash received on note payable - related party	39,849	-
Cash received on notes receivable	88,132	-
Net cash from financing activities	343,046	800,022

Increase (Decrease) in cash	(71,155)	69,287
Cash - Beginning of the period	156,028	93,637
Cash - September 30, 2008	84,873	162,924

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued for Note receivable	500,000
Note receivable received for Note payable	500,000
Interest receivable for Note receivable	55,000
Stock issued to pay accrued expenses	125,000
Stock issued to pay note payable - related party	150,000
Stock issued for Long Term Debt	242,300
Cash paid for:
Interest	25,000

(The accompanying notes are an integral part of these financial statements.)

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

The accompanying unaudited and condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), for interim financial statements, and pursuant to the instructions for Form 10-Q, and Article 8 of regulation S-X of the Securities and Exchange Commission. Accordingly, the statements do not include certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments (consisting of normal or recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2008. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

NOTE 2 –	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the combined accounts of AmeriResource Technologies, Inc., West Texas Real Estate & Resources’, Inc., RoboServer Systems, Inc., Self-Serve Technologies, Inc., Net2Auction Corporation, and AuctionWagon Inc., BizAuctions, Inc., BizAuctions Corp, and BusinessAuctions, Inc., and ARRT Receivables, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Basic and Diluted Loss per common share
Loss per common share is based on the weighted average number of common shares outstanding during the period.  Potential common shares from options, warrants and convertible debt outstanding are not included in the computation because the effect would be antidilutive; therefore, basic and diluted earnings per share are the same.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Stock Based Compensation

The Company has adopted the provisions of SFAS 123(R) in accounting for its stock based compensation.  The Company compensates some employees and consultants in stock.  The stock is valued using the closing price of the stock on the day of issuance. During the 9 months ended September 30, 2008, the Company recorded $1,579,215 in salary, consulting, and legal expense for stock issued for services rendered.

ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards

No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

ACCOUNTING PRONOUNCEMENTS-(CONTINUED)

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

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 141(R) will have on its financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements" - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 3 –	GOING CONCERN-(CONTINUED)

It is management’s opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through the sale or closure of unprofitable operations, and through the merger with or acquisition of profitable companies.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

During the third quarter ending, September 30, 2008, the Company issued a total of 4,308,040,821 shares of common stock:

950,013,821 shares of common stock were issued for consulting services valued at $222,708.

214,982,000 shares of common stock were issued for legal and professional services valued at
         $20,861.

3,143,045,000 shares of common stock were issued for conversion of debt valued at $328,250.

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT-(CONTINUED)

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

NOTE 5 - NOTE RECEIVABLE

As of September 30, 2008, the Company had the following amounts as notes receivables.

  Note receivable of $6,065 from First Americans Mortgage Corp, bearing interest at the prime rate, principal and interest payable on demand.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 5 - NOTE RECEIVABLE-(CONTINUED)

Note receivable of $10,000 in principle from Candwich Food Distributors with interest of $1,500 with principle and interest due on December 31, 2008.

Collateralized Promissory Note of $411,868 from JMJ Financial with Maturity Date of January 8, 2012.

NOTE 6 - LONG-TERM DEBT

The Company had the following notes payable as of 9/30/08.

Line of Credit, dated March 25, 2007, interest is Prime plus 3%, due and payable March 10, 2008. Note was extended until March 10, 2009.	$100,050
American Factors Group Settlement Agreement dated March 27, 2006, revised in March 2007, July, 2007, and March 15, 2008. Note is due on December 31, 2008.	$172,000
Note dated June 29, 2007, interest is 3% per month, due and payable on or before December 31, 2007. Note has been extended to June 30, 2008.	$91,500
Note dated June 28, 2006, interest is 10% due and payable on June 28, 2008, extended to March 31, 2009 convertible into BizAuctions common stock at $0.01 per share.	$125,000

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO   CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 6 - LONG-TERM DEBT - (CONTINUED)

Note dated May 29, 2007 was due and payable on November 30, 2007. Note was amended on December 17, 2007 and extended to December 17, 2010. Interest is 10% per year and is convertible into common stock at the option of the lender.
$ 28,750
Note dated July 9, 2007, due March 31, 2009 interest is $611.11 per day with interest paid through September 1, 2007.	$100,000
Convertible Promissory Note due on the maturity date of January 8, 2011 with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.	$495,100
Note dated July 22, 2008 interest is 18%, due and payable on January 22, 2009, convertible into common stock of the company.	$50,000
 Convertible Promissory Note due on the maturity date of January 8, 2011, with a one-time interest charge of 12% of the principle amount. Principle and interest is convertible into common stock of the company.
$ 75,000

Total notes payable		$1,237,400
	Less current portion	(638,550)

	Long-term portion	$598,850

Maturities of notes payable as of September 30, 2008, are as follows:

2008	$388,500
2009	$250,050
2010	$28,750
2011	$570,100

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

The engineering and sales office of RoboServer Systems Corp., AuctionWagon, Inc., and Self-Serve Technologies consists of approximately 2,000 sq. ft. and is located at 10979 San Diego Mission Rd., San Diego, CA 92108. The office is subject to a lease that extended through September 30, 2008, at $2,011, per month, which was extended for an additional one (1) year through September 30, 2009 with an increase of four (4) percent. The companies are subleasing the office space from Net2Auction Corporation at the cost of the lease.

The Company’s subsidiary, Net2Auction Corporation, had formerly subleased the second office-warehouse space at 10969 San Diego Mission Rd., San Diego, California 92108 to AuctionWagon, Inc. at $1.48 per sq. ft., on a month to month lease. The lease terminated on August 30, 2008 and was not renewed.

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

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO   CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(CONTINUED)

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

The Company and former AuctionWagon shareholders reached an agreement where the Company will issue Twenty-one Thousand nine hundred (21,900) shares of Super Voting Preferred stock from the Company’s Six Hundred Fifty Thousand (650,000) shares of Super Voting Preferred which the Company retained in Green Endeavors LTD, pursuant to the terms of the Stock Exchange Agreement. The Super Voting Preferred stock has not been issued to the AuctionWagon shareholders pro rata and will be issued prior to December 31, 2008.

The Company recorded contingencies in the amount of $250,571 that consisted of trade payables for various vendors owed by the Company and its subsidiaries.  These trade payables were accrued more than seven years ago (beyond the statute of limitations in most states) or prior to the Company acquiring the subsidiary.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO   CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 9– MINORITY INTERESTS

During the period ended September 30, 2008, the Company was considered to have sufficient ownership and control of RoboServer Systems Corp., and BizAuctions, Inc.; therefore the companies are being reported as subsidiaries on a consolidated basis. Minority interest losses attributed to RoboServer Systems Corp., and BizAuctions, Inc., are approximately $99,372 and $153,948, respectively.

NOTE 10-GOODWILL

Goodwill and Other Intangibles

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after–tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS 142.

Goodwill

At September 30, 2008, the company had goodwill recorded on the purchase of subsidiaries as follows: $161,925 from the purchase of Auction Wagon, and $265,571 on the purchase of BizAuctions.  These amounts represent the cost of the purchase above the value of the other assets.

Intangible Assets
Intangible assets consist of the following:  RoboServer patentable technologies, software, and processes totaling $146,701 less accumulated amortization of $28,280; and software in Auction Wagon of $670 less accumulated amortization of $ 282.  These amounts are being amortized over 15 years.

AMERIRESOURCE TECHNOLOGIES, INC.
NOTES TO   CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 11 - RELATED PARTY TRANSACTION

At September 30, 2008, the Company had notes payable to officers, a former officer, and other stockholders.  Some of the notes were retired and stock was issued in satisfaction of the notes payable.

Conversion of Debt.  On August 25, 2008, AmeriResource Technologies, Inc., a Delaware corporation, authorized the issuance of 1,512,500,000 shares of its restricted common stock of the Company, par value of $0.0001, to Delmar Janovec, its President.   The issuance was in satisfaction of $150,000 in debt that was owed to Janovec. The transaction was processed as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Stock paid for accrued expenses.  On August 25, 2008, AmeriResource Technologies, Inc., a Delaware corporation, authorized the issuance of 1,237,600,000 shares of its restricted common stock of the Company, par value of $0.0001, to Delmar Janovec, its President.   The issuance was in satisfaction of $125,000 in accrued expenses (primarily prior year salary) that was owed to Janovec. The transaction was processed as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

At September 30, 2008, the Company had notes payable to its president, Delmar Janovec, in the amounts of $321,647, and $275,000 for accrued salary for calendar years 2007, 2006 and 2005. The notes are payable on demand with interest accruing at 9% and is convertible into common stock, at the option of the holder.  $175,000 of accrued salary is included in Accrued Expenses. Interest expense of $29,750 is recorded in Accrued Interest.

At September 30, 2008, the Company had notes payable to Brent Crouch, CFO, of the subsidiaries, and in the amount of $132,204. Note is payable on demand, with interest at 9%, and is convertible into common stock, at the option of the holder. Interest expense of $8,910 is recorded in Accrued Interest.

At September 30, 2008 the Company had notes payable to officers of Auction Wagon in the amount of $16,637.  The notes are payable on demand, with interest at 9%, and are convertible into common stock, at the option of the holder. Interest expense of $3,144 is recorded in Accrued Interest.

The convertible notes and corresponding amounts that are owed to Delmar Janovec and Brent Crouch do not contain a beneficial conversion feature.

NOTE 12-SUBSEQUENT EVENTS

David Levitt, Plaintiff vs. BizAuctions, Corp, a Nevada corporation, BizAuctions, Inc., a Delaware corporation, Green Endeavors, LTD, a Delaware corporation, AmeriResource Technologies, Inc., a Delaware corporation, and Delmar Janovec, an individual. The complaint was filed on October 8, 2008 in the Superior Court of the State of California, County of San Diego-South County Division, Case No. 37-2008-00073539-CU-QE-SC. The complaint is for breach of contract regarding issuance of restricted stock for services rendered, failure to pay minimum wages, overtime wages, and reimbursement for business expenses and other benefits, as well as attorney fees and expenses.

The Company and defendants will deny the allegations and vigorously defend its position on the matter.

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

GENERAL

AmeriResource Technologies, Inc. (the “Company”) conducts its business as a holding Company in a structure that includes several wholly-owned and majority-owned subsidiaries which are involved in software development for the Fast-Food and full service restaurant industry, and as a commercial liquidator for some of the nation’s top retailers for their excess inventory, overstocks, and returned merchandise selling the products on eBay. The Company’s subsidiaries are listed below and with the percent of ownership as of September 30, 2008, as follows;  RoboServer Systems Corp. (“RBSY”), Self-Serve Technologies, Inc. (“SSTI”),  Net2Auction Corporation (“NAC”), AuctionWagon Inc. (“AWI”), Auction Boulevard (“AB”), BizAuctions, Inc. (“BZCN”) and, BizAuctions Corp. (“BAC”), Business Auctions, Inc. (“BSAI”). As of September 30, 2008, the Company owned 100% of Net2Auction Corporation, and AuctionWagon Inc. The Company owned approximately 40% of RoboServer’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 59% control. Self-Serve Technologies, Inc. is a wholly owned subsidiary. RoboServer is publicly traded on the Pink Sheets under the symbol “RBSY.  The Company owned approximately 59% of BizAuctions, Inc.’s common stock and upon conversion of the Super-Voting Preferred would give the Company approximately 81% ownership or control of BizAuctions, Inc. BizAuctions Corp. and Business Auctions, Inc. are wholly-owned subsidiaries of BizAuctions, Inc. BizAuctions, Inc., is publicly traded on the Pink Sheets under the symbol “BZCN.” Despite the operations of our various subsidiaries, the Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s revenues, asset base and achieve profitability.

The Company continues to search for viable business operations to acquire or merge with in order to increase the Company’s asset base, revenues, shareholder value, and to achieve profitability on a consistent level.

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

AuctionWagon’s software, Store Manager Pro G2, performs virtually all of the functions needed by an eBay consignment store, from printing contracts, barcodes, and inventory labels to managing its inventory, payment, shipping, check writing, and integrating photo editing. The Store Manager Pro offers multiple levels of software supporting different business requirements and charges both a monthly fee and an initial fee. The fees range from $99 to $330 per month, per customer. Since January 1, 2006, AuctionWagon has added approximately 200 new customer accounts. AWI’s software continues to be a widely used by commercial business users doing business on eBay. To learn more, please visit our website at www.auctionwagon.com.

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

RoboServer Systems Corp.

RoboServer Systems Corp. is a leading provider of self-service technologies to the restaurant industries, and payment processing of parking tickets/citations for municipalities and governmental agencies. RoboServer systems are designed to work like ATM machines, allowing customers to quickly and easily place orders, pay, and go. Industry estimates and market observations show that self-serve technologies can reduce customer waiting time by as much as 33%.

During the first nine months of this calendar year, RoboServer began rolling out the first EasyPay kiosks.  A pilot program was contracted with the City of St. Louis for a Parking Ticket Payment System Kiosk and the first unit was installed on July 3rd 2008.  City officials report great success and are considering locations for more units City wide. Additional requests from Utility and Tax authorities of the City of St. Louis are being developed for implementation during the 4th quarter and the City has asked that we partner with their payment processing company to create a seamless product with one point of contact.

Additionally, a new system in the medical sector has been developed for pilot testing called RoboMedOffice.  The new Robo Medical Office Software and kiosk system coincides nicely with the strict HIPAA regulations and allows patients to check in, fill in medical system/condition forms in privacy, and then automatically populates the patient's medical records without anyone seeing or overhearing sensitive data except for the authorized medical staff.  A copy of the forms can be printed at the kiosk for patient use or to be attached to the patient’s file during the exam or electronically sent to the physicians tablet for immediate use during the exam.  Additional features such as selecting and scheduling their next appointment can be done at the kiosk and the reminder card printed right at the kiosk, as well as the system sending email or phone reminders automatically, greatly reducing the manpower currently required to handle administrative paperwork and reminder calls. Income opportunities are available by selling the patient copies of their personal medical records printed right at the kiosk with proper security code.  Charges for records will be collected at the kiosk by accepting debit/credit cards.  Patients will also be able to review outstanding balances and make full or partial payments.

RoboServer has been approached by a large national credit card processing company and has entered into preliminary contract discussions whereas; RoboServer will be the vendor of choice for the credit card processing. This will allow the company to position itself in a way that will allow their users to have another option for making payments.  Several bids/quotes for this service have been tested and RoboServer anticipates having the agreement formalized during the 4th quarter of 2008 however, there is no assurance the Company will enter into an agreement during the 4th quarter of this calendar year.

 RoboServer developed its first pilot of the “Assisted Server” two-screen model that was shown at the Las Vegas Restaurant, Hospitality, and Night Club Expo in March of 2007. The pilot “Assisted Server” was well received and resulted in numerous leads with various business owners in both the restaurant and night club segments. Business owners have expressed a need to migrate customers to self-service without losing contact with the customer during their ordering process. The “Assisted Server” can be used as self-service, assisted service or counter service since the unit has two screens, one facing the customer and a mirrored screen facing the cashier/counter helper. Businesses are very excited about the “Assisted Server,” because it is a natural progression from traditional POS line-ordering to self-service.

RoboServer installed pilot self-serve units in two (2) different fast-food franchisees, with the first installation at Angelo’s Burgers in Encinitas, CA, and the second installation at Dairy Queen in Oceanside, CA. The Angelo’s Burgers installation was completed in the fall of 2005, and the Dairy Queen in the spring of 2006. Since the installation of the pilot self-serve free-standing kiosk in Dairy Queen, RoboServer installed a 2nd model, a counter-top self-serve unit in the fall of 2007.  RoboServer continues to receive numerous inquiries from some of the leading fast-food chains for the RoboServer self-serve kiosks. Self-Serve Technologies, Inc. is a wholly-owned subsidiary of RoboServer and is the entity that has performed all of the research, development, and modifications since the POS software and self-serve technologies were acquired in May, 2004.  To learn more, please visit our website at www.roboservercorp.com.

For further information on the corporate structure and ownership of its subsidiaries, please review the following two pages of this statement and the Company’s Form 10 KSB for year ended December 31, 2007, filed on April 14, 2008, with the Securities and Exchange Commission. The Form 10 KSB can be viewed on the SEC website at www.sec.gov.

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
BizAuctions, Corp. 100%
Business Auctions, Inc. 100%
Self-Serve Technologies, Inc. 100%

CORPORATE CHART FOR SUBSIDIRY OWNERSHIP UPON CONVERSION OF PREFERRED OR SUPERVOTING PREFERRED STOCK

AMERIRESOURCE TECHNOLOGIES, INC.
Net2Auction Corporation
100%
Auction Wagon, Inc.
100%
BizAuctions, Inc.
81%
West Texas Real Estate
100%
RoboServer Systems Corp.
59%
BizAuctions Corp.
100%
Self-Serve Technologies, Inc.
100%
Business Auctions, Inc.
100%

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and should further be read in conjunction with the financial statements included in this report.  Comparisons made between reporting periods herein are for the three and nine-month periods ended September 30, 2008, as compared to the same period in 2007.

Revenues

Revenues for the three and nine month periods ended September 30, 2008, was $742,258 and $2,741,666 respectively, as compared to $1,066,598 and $1,991,792 for the same periods in 2007. The decrease in the three month’s revenue of $324,340 is attributed to a decrease in electronic sales through the Company’s subsidiary BizAuctions' eBay business model and the increase in the nine month’s revenue of $749,874 respectively, is due to increased sales from the operations of the Company’s subsidiary BizAuctions’ eBay business model.

Operating Losses

The Company’s operating losses of $543,605 and $2,137,571 for the three and nine months ended September 30, 2008, compared to losses of $890,249 and $2,532,727 for the same periods in 2007.  The decrease in the three and nine month operating loss of $346,644 and $395,156, respectively, resulted mainly from decrease in consulting expenses for the three and nine months, respectively.

Net Losses

The Company recorded net losses of $274,590, and $1,650,904 for the three and nine months ended, September 30, 2008, as compared to $478,465 and $1,532,926 respectively, for the same periods in 2007. The decrease in the three months $203,875 resulted from gain on sale of subsidiary, extinguishment of debt, and minority interest.  The increase in the nine months of $117,978 is due to increased legal expenses and salaries.

Expenses

The Company’s expenses for the three and nine months ended September 30, 2008, as compared to 2007, are set forth below;

THREE MONTHS ENDED 9/30/2008 & 2007

Expenses	Quarter ended 9/30/2008	Quarter ended 9/30/2007
Selling General and Administrative	162,011	217,939
Consulting	304,791	760,352
Officers Salaries and Bonuses	122,010	25,000
Interest Expense	84,696	86,685
Legal and Professional	44,926	44,869
Research and development	-0-	4,850
Cost of goods sold	638,797	888,345

Total Expenses	1,357,231	2,028,040

NINE MONTHS ENDED 9/30/2008 & 2007

Expenses	Nine months ended 9/30/2008	Nine months ended 9/30/2007
Selling General and Administrative	539,000	575,813
Consulting	1,459,456	1,998,050
Officers Salaries and Bonuses	408,807	75,000
Interest Expense	286,172	206,054
Legal and Professional	209,014	140,471
Research and development	-0-	4,850
Cost of goods sold	2,223,134	1,677,539

Total Expenses	5,125,583	4,677,777

The Selling General and Administrative expenses for the three and nine month period ended September 30, 2008, were $162,011 and $539,000 compared to $217,939 and $575,813 for the same periods in 2007. The decrease in the three and nine month expenses of $55,928 and $36,813 respectively, resulted from a decrease in general & administrative expenses for the period. The Company experienced a decrease of consulting and professional services rendered of $455,561, and a decrease of cost of goods sold of $249,548.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash used in operating activities for the nine months ended September 30, 2008, decreased to $410,689 as compared to net cash used in operating activities of $694,057, for the same period in 2007.  This decrease is mainly attributable to a decrease of minority interest between periods.

LIQUIDITY AND CAPITAL RESOURCES-(CONTINUED)

Net cash used in investing activities decreased to $9,230 for the nine-months ended September 30, 2008, as compared to $36,678 for the same period in 2007. This decrease is due to a reduction in purchase of assets.

Net cash provided by financing activities was $348,764 for nine-months ended September 30, 2008, compared to $800,022 for the same period in 2007. This decrease is due to decreases in borrowings and the issuance of common stock for cash.

The Company has relied upon its chief executive officer for its capital requirements and liquidity, in addition to raising capital from investors at the subsidiary level. The Company’s recurring losses, lack of cash flow, and lack of cash on hand raise substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include raising additional working capital through equity or debt financing and acquisitions of ongoing concerns, which generate profits, allowing the Company to achieve consistent profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of September 30, 2008, we were not involved in any unconsolidated SPE transactions.

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

°	Provide reasonable assurance regarding prevention or timely detection of

°	Unauthorized acquisitions, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

Internal Control—Integrated Framework (“COSO”). Our assessment did not identify deficiencies that were determined to be significant deficiencies in internal control.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Since there were significant deficiencies in our assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2008, and December 31, 2007.

Remediation Plan

We are including information with respect to our internal control over financial reporting for the period subsequent to the September 30, 2008, and the December 31, 2007 periods in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they were being addressed in our remediation plan.

Subsequent to September 30, 2008 and December 31, 2007 period, we had undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting, including specific remediation initiatives as described below. The implementation of these initiatives was a priority for us in fiscal year 2006, 2007, and continues to be a priority in fiscal 2008.  We had begun implementing the actions described below with respect to the identified significant deficiencies and had these deficiencies corrected by the year-end December 31, 2007;

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since the filing of the Form 10KSB for the physical year end December 31, 2007, and the Form 10 Q filed for periods ended March 31, 2008 and June 30, 2008, there are no material changes except as noted below, have occurred to the legal proceedings reported herein. For additional information please review the Form 10 KSB filed with the Securities and Exchange Commission filed on April 14, 2008.

David Levitt, Plaintiff vs. BizAuctions, Corp, a Nevada corporation, BizAuctions, Inc., a Delaware corporation, Green Endeavors, LTD, a Delaware corporation, AmeriResource Technologies, Inc., a Delaware corporation, and Delmar Janovec, an individual. The complaint was filed on October 8, 2008 subsequent to the filing of this Form 10 Q in the Superior Court of the State of California, County of San Diego-South County Division, Case No. 37-2008-00073539-CU-QE-SC. The complaint is for breach of contract regarding issuance of restricted stock for services rendered, failure to pay minimum wages, overtime wages, and reimbursement for business expenses and other benefits, as well as attorney fees and expenses.

The Company and defendants will deny the allegations and vigorously defend its position on the matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Debt.  On August 25, 2008, AmeriResource Technologies, Inc., a Delaware corporation, authorized the issuance of 1,512,500,000 shares of its restricted common stock of the Company, par value of $0.0001, to Delmar Janovec, its President.   The issuance was in satisfaction of $150,000 in debt that was owed to Janovec. The transaction was processed as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Stock paid for accrued expenses.  On August 25, 2008, AmeriResource Technologies, Inc., a Delaware corporation, authorized the issuance of 1,237,600,000 shares of its restricted common stock of the Company, par value of $0.0001, to Delmar Janovec, its President.   The issuance was in satisfaction of $125,000 in accrued expenses (primarily prior year salary) that was owed to Janovec. The transaction was processed as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

The sale of the stock issued to Delmar Janovec is subject to Rule 144 regulations whereby only 1% of the issued and outstanding can have the restrictive legend removed every ninety (90) days for the sale of stock into the marketplace.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None as of this filing.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None as of this filing.

ITEM 5.	OTHER INFORMATION

None as of this filing.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-Q, which is incorporated herein by reference.

(b)	On August 26, 2008, filed Form 8-K for Item 3.02 - Unregistered Sales of Equity Securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar A. Janovec
______________________________________
Delmar A. Janovec, Chief Executive Officer and
Principal Financial Officer
Dated: November 19, 2008

INDEX TO EXHIBITS

10.1
Amended Settlement Agreement, dated March 15, 2008 by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as an Exhibit to the Form 10-KSB filed on March 31, 2008, and incorporated herein by reference).

10.2
Convertible Note, dated January 18, 2008 by and between JMJ Financial and the Company. (filed as an Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed on January 18, 2008, and incorporated herein by reference).

10.3
Addendum to Stock Exchange Agreement between the Company and Nexia Holdings, Inc., dated June 21, 2007. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007, and incorporated herein by reference).

10.4
Lease Agreement & Lease Guarantee dated July 14, 2006 between Net2Auction Corporation and Mars Enterprises Inc. for the lease of Premises located at 1510 Corporate Center Drive, San Diego, CA 92154. (filed as Exhibit 10.1 to the Company’s Form 10-KSB filed on May, 10, 2007, and incorporated herein by reference).

10.5
Settlement Agreement, dated March 27, 2006, by and between American Factors Group, LLC, AmeriResource Technologies, Inc., and Delmar Janovec. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2006, and incorporated herein by reference).

10.6
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

10.8
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

11.
Fourth Addendum Settlement and Release Agreement between the Company and American Factors Group, LLC dated February 28, 2005. (filed as Exhibit 10(iii) to the Company’s Current Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

11.1
Share Purchase Agreement, dated as of April 15, 2005, by and between AmeriResource Technologies, Inc. and BBG, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

11.2	Promissory Note, dated as of April 12, 2005. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350