Form 10-K/A
period 2007-12-31
AmeriResource Technologies, Inc.
filed 2009-09-09
CIK 876490

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

Title of Each Class
Common Stock ($0.0001 Par Value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]No [X ]

EXPLANATORY NOTE -

This Amendment No. One to the AmeriResource Technologies, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed solely to correct the signatures of the chief executive officer and the chief financial officer and the certifying Exhibits 31.1, 31.2, 32.1 and 32.1. We are not amending any other part of the original Form 10-KSB filed on April 15, 2008.

    Except as described above the remainder of the Form 10-KSB is unchanged and does not reflect events occurring after the filing of the original Form 10-KSB with the SEC on April 15, 2008.  This amended Form-10KSB/A does supersede and amended the Original Filing of the Form 10-KSB for year ended 12-31-07 with respect to the amended portions.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 4 of this Form 10-KSB/A, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of September, 2009.

AmeriResource Technologies, Inc.

/s/ Delmar Janovec
Delmar Janovec, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Delmar Janovec	President, Chief Executive Officer	September 9, 2009
Delmar Janovec	and Director

/s/ Delmar Janovec	Chief Financial Officer	September 9, 2009
Delmar Janovec

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350