Form 10-Q/A
period 2008-03-31
AmeriResource Technologies, Inc.
filed 2009-09-09
CIK 876490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1931

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes  ☐  No  ☒

Number of shares of the issuer’s common stock, with par value, outstanding as of May 12, 2008:   6,093,958,308

EXPLANATORY NOTE

This Amendment No. One to the AmeriResource Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 is being filed solely to correct the contents as shown in Item 4T, the signatures of the chief executive offices and the chief financial officer and the certifying Exhibits 31.1, 31.2, 32.1 and 32.1. We are not amending any other part of the original Form 10-Q filed on May 20, 2008.

Except as described above the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the filing of the original Form 10-Q with the SEC on May 20, 2008.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

ITEM 4T. Controls and Procedures	3

PART II - OTHER INFORMATION	4

SIGNATURES	4
INDEX TO EXHIBITS	5
CERTIFICATIONS	Attached

PART I - FINANCIAL INFORMATION

ITEM 4T.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, under the direction of Mr. Janovec, our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

The Company has been actively engaged in the development and implementation of a remediation plan to address the material weakness in controls indentified in prior filings.  Our plans are intended to ensure that such errors are not repeated.  The Company has assigned dedicated and experienced resources of the Company with the responsibility for identification and valuation of our reporting.  Management continues to assign the highest priority to the efforts in this area, with the goal of fully resolving any material weakness by no later than the year end of 2009.

The Company recognizes that continued improvement in its internal controls over financial reporting is necessary.  Accordingly, the Company to date has modified its internal processes to more appropriately establish the Company’s full compliance with disclosure requirements.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008, and December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment did not identify deficiencies that were determined to be significant deficiencies in internal control.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Since there were significant deficiencies in our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2008, and December 31, 2007.

This quarterly report and our annual report for December 31, 2007 do not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report for December 31, 2007, and for this quarterly report for the quarter ending March 31,2008.

PART II - OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed in the
Index to Exhibits in this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIRESOURCE TECHNOLOGIES, INC.

/s/ Delmar A. Janove
Delmar A. Janovec, Chief Executive Officer
Dated: September 9, 2009

/s/ Delmar A. Janove
Delmar A. Janovec, Chief Financial Officer
Dated: September 9, 2009

                   INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer of AmeriResource Technologies, Inc. Pursuant to 18 U.S.C. §1350