Form 10-Q/A
period 2008-06-30
AmeriResource Technologies, Inc.
filed 2009-09-09
CIK 876490

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

EXPLANATORY NOTE

This Amendment No. One to the AmeriResource Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 is being filed solely to correct the contents as shown in Item 4T, the signatures of the chief executive offices and the chief financial officer and the certifying Exhibits 31.1, 31.2, 32.1 and 32.1. We are not amending any other part of the original Form 10-Q filed on August 19, 2008.

Except as described above the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the filing of the original Form 10-Q with the SEC on August 19, 2008.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

ITEM 4T. Controls and Procedures	3

PART II - OTHER INFORMATION	4

SIGNATURES	5
INDEX TO EXHIBITS	6
CERTIFICATIONS	Attached

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

The Company has been actively engaged in the development and implementation of a remediation plan to address the material weakness in controls indentified in prior filings.  Our plans are intended to ensure that such errors are not repeated.  The Company has assigned dedicated and experienced resources of the Company with the responsibility for identification and valuation of our reporting.  Management continues to assign the highest priority to the efforts in this area, with the goal of fully resolving any material weakness by no later than the year end of 2009

The Company recognizes that continued improvement in its internal controls over financial reporting is necessary.  Accordingly, the Company to date has modified its internal processes to more appropriately establish the Company’s full compliance with disclosure requirements.

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

This quarterly report and our annual report for December 31, 2007 do not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report for December 31, 2007, and for this quarterly report for the quarter ending June 30, 2008.

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

/s/ Delmar A. Janovec
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