Form 10-Q/A
period 2008-09-30
AmeriResource Technologies, Inc.
filed 2009-09-09
CIK 876490

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes  ☐  No  ☒

Number of shares of the issuer’s common stock, with par value, outstanding as of November 10, 2008:  4,398,674,337

EXPLANATORY NOTE

This Amendment No. One to the AmeriResource Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 is being filed solely to correct the contents as shown in Item 4T, the signatures of the chief executive offices and the chief financial officer and the certifying Exhibits 31.1, 31.2, 32.1 and 32.1. We are not amending any other part of the original Form 10-Q filed on November 20, 2008.

Except as described above the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the filing of the original Form 10-Q with the SEC on November 20, 2008.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 and December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment did not identify deficiencies that were determined to be significant deficiencies in internal control.

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

This quarterly report and our annual report for December 31, 2007 do not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report for December 31, 2007, and for this quarterly report for the quarter ending September 30, 2008.

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